Form 10-Q
period 1996-03-31
FIRST NATIONWIDE PARENT HOLDINGS INC
filed 1996-06-25
CIK 1013229

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1996


                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           N/A         to           N/A

Commission File Number:                    333-4026

                    FIRST NATIONWIDE (PARENT) HOLDINGS INC.
            (Exact name of registrant as specified in its charter)


          DELAWARE                                      13-3778550
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)

     38 East 63rd Street, New York, NY                      10021
(Address of principal executive offices)                  (Zip Code)

                                 212-572-8500
            (Registrant's telephone number, including area code)


                                    N/A
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes     X   No
                                               -----      ----


     The number of shares outstanding of registrant's classes of $1.00 par value common stock, as of the close of business on June 24, 1996: 1,000 shares of common stock.


                              Page 1 of 36 pages
                          Exhibit index on page: 35

                   FIRST NATIONWIDE (PARENT) HOLDINGS INC.
                   FIRST QUARTER 1996 REPORT ON FORM 10-Q
                             TABLE OF CONTENTS


                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Statements of Financial Condition
           March 31, 1996 (unaudited) and December 31, 1995. . . . . . . .   3

           Unaudited Consolidated Statements of Operations
           Three Months Ended March 31, 1996 and 1995. . . . . . . . . . .   4

           Unaudited Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1996 and 1995. . . . . . . . . . .   5

           Notes to Consolidated Financial Statements. . . . . . . . . . .   7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . . . .  12


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  35

  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . .  35

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . .  35

  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . .  35

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . .  35

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  35

           FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    MARCH 31, 1996 AND DECEMBER 31, 1995
               (dollars in thousands, except per share data)



                                                       March 31,   December 31,
                                                         1996         1995
                                                         ----         ----
             ASSETS                                  (Unaudited)

Cash and amounts due from banks                      $   124,159   $   154,758
Interest-bearing deposits in other banks                  62,634        32,778
Short-term investment securities                         198,667       125,035
                                                     -----------   -----------
  Cash and cash equivalents                              385,460       312,571

Securities available for sale, at fair value             443,859       348,561
Securities held to maturity                                3,998         1,455
Mortgage-backed securities available for sale,
  at fair value                                        1,860,869     1,477,514
Mortgage-backed securities held to maturity            1,867,763     1,524,488
Loans held for sale, net                                 700,854     1,203,412
Loans receivable, net                                 11,098,314     8,831,018
Covered assets                                            39,349        39,349
Investment in Federal Home Loan Bank ("FHLB") System     181,569       109,943
Office premises and equipment, net                        92,569        93,509
Foreclosed real estate, net                               82,219        48,535
Accrued interest receivable                              116,743       100,604
Intangible assets                                        129,105        18,606
Mortgage servicing rights, net                           372,095       241,355
Other assets                                             436,298       295,325
                                                     -----------   -----------
      Total assets                                   $17,811,064   $14,646,245
                                                     -----------   -----------
                                                     -----------   -----------

           LIABILITIES, MINORITY INTEREST AND STOCKHOLDER'S EQUITY


Deposits                                             $ 9,332,392   $10,241,628
Securities sold under agreements to repurchase         2,474,151       969,510
Borrowings                                             4,502,917     2,392,862
Other liabilities                                        478,778       279,099
                                                     -----------   -----------
      Total liabilities                               16,788,238    13,883,099
                                                     -----------   -----------

Minority interest                                        425,759       358,991

Stockholder's equity:
  Common stock,$1.00 par value,1,000 shares
    authorized, issued and outstanding                         1             1
  Additional paid-in capital                             267,055       267,055
  Net unrealized holding gain on securities
    available for sale                                    47,975        50,810
  Retained earnings (substantially restricted)           282,036        86,289
                                                     -----------   -----------
      Total stockholder's equity                         597,067       404,155
                                                     -----------   -----------
      Total liabilities, minority interest
        and stockholder's equity                     $17,811,064   $14,646,245
                                                     -----------   -----------
                                                     -----------   -----------


See accompanying notes to consolidated financial statements.

           FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                     (Unaudited)
                                    (in thousands)


                                                             1996       1995
                                                             ----       ----
Interest income:
  Loans receivable                                         $221,161   $194,741
  Mortgage-backed securities                                 64,318     51,863
  Covered assets                                                722      5,254
  Loans held for sale                                        14,575        700
  Securities and interest-bearing deposits in other banks     7,400      6,898
                                                           --------   --------
      Total interest income                                 308,176    259,456
                                                           --------   --------

Interest expense:
  Deposits                                                  117,513    101,103
  Securities sold under agreements to repurchase             30,552     23,941
  Borrowings                                                 52,056     54,164
                                                           --------   --------
      Total interest expense                                200,121    179,208
                                                           --------   --------
      Net interest income                                   108,055     80,248

Provision for loan losses                                     9,900      6,201
                                                           --------   --------
  Net interest income after provision for loan losses        98,155     74,047
                                                           --------   --------

Noninterest income:
  Loan servicing fees, net                                   27,456     12,713
  Customer banking fees and service charges                  11,803     10,319
  Management fees                                             3,305      2,316
  Gain on sale of branches                                  307,905         --
  Gain/(loss) on sales of loans, net                         13,692       (186)
  (Loss)/gain on sale of assets                              (4,512)        15
  Other income                                                5,290      5,848
                                                           --------   --------
      Total noninterest income                              364,939     31,025
                                                           --------   --------

Noninterest expense:
  Compensation and employee benefits                         60,744     39,378
  Occupancy and equipment                                    13,169     11,573
  Loan expense                                                7,757        913
  Savings Association Insurance Fund ("SAIF")
    deposit insurance premium                                 6,036      5,604
  Data processing                                             2,849      2,251
  Marketing                                                   2,179      3,964
  Foreclosed real estate operations, net                     (2,570)       875
  Amortization of intangible assets                           1,729        174
  Other                                                      26,328     15,603
                                                           --------   --------
      Total noninterest expense                             118,221     80,335
                                                           --------   --------

Income before income taxes, extraordinary item
  and minority interest                                     344,873     24,737
Income taxes                                                 29,003        681
                                                           --------   --------
Income before extraordinary item and minority interest 315,870 24,056 Extraordinary item - gain on early extinguishment
  of FHLB advances, net                                          --      1,967
                                                           --------   --------
      Net income before minority interest                   315,870     26,023
Minority interest                                            76,123     10,760
                                                           --------   --------
      Net income                                           $239,747   $ 15,263
                                                           --------   --------
                                                           --------   --------

See accompanying notes to consolidated financial statements.

          FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                (Unaudited)
                              (in thousands)

                                                              1996        1995
                                                          -----------   --------
Cash flows from operating activities:
  Net income                                              $   239,747   $ 15,263
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Amortization of intangible assets                           1,729        174
    Accretion of premiums and discounts, net                   (3,377)    (1,113)
    Amortization of mortgage servicing rights                  20,361      4,416
    Provision for loan losses                                   9,900      6,201
    Loss (gain) on sales of assets                              4,512        (15)
    Gain on sale of branches                                 (307,905)        --
    (Gain) loss on sale of loans, net                         (13,692)       186
    Gain on sales of foreclosed real estate, net               (2,797)      (348)
    Extraordinary gain on early extinguishment
     of FHLB advances, net                                         --     (1,967)
    Depreciation and amortization                               2,787      2,067
    FHLB stock dividend                                        (1,426)    (2,459)
    Capitalization of originated mortgage
     servicing rights and excess servicing
     fees receivable                                          (17,798)        --
    Purchases and originations of loans held for sale      (1,036,680)   (56,056)
    Proceeds from the sale of loans held for sale           1,518,703     42,613
    (Increase) decrease in other assets                       (68,227)    44,458
    Decrease (increase) in accrued interest receivable          6,688     (6,790)
    Increase in other liabilities                              43,693     33,712
    Increase in minority interest                              67,477      2,114
                                                          -----------   --------
      Total adjustments                                       223,948     67,193
                                                          -----------   --------
      Net cash flows provided by
       operating activities                                   463,695     82,456
                                                          -----------   --------

          FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (Unaudited)
                                (in thousands)

                                                          1996           1995
                                                      -----------    -----------
Cash flows from investing activities:
  Acquisitions:
    SFFed Acquisition                                 $   (83,184)   $        --
    Mortgage loan servicing operations                    (48,305)      (172,953)
  Purchases of securities available for sale             (180,082)            --
  Proceeds from maturities of securities
   available for sale                                      81,744             --
  Purchases of securities held to maturity                     --        (67,250)
  Proceeds from maturities of securities
   held to maturity                                         1,250         71,500
  Purchases of mortgage-backed securities
   available for sale                                     (94,858)            --
  Principal payments on mortgage-backed
   securities available for sale                          160,344             --
  Purchases of mortgage-backed securities
   held to maturity                                            --        (19,825)
  Principal payments on mortgage-backed
   securities held to maturity                            131,593         65,143
  Proceeds from sales of loans receivable                  34,498         48,895
  Net decrease in loans receivable                        377,765         34,392
  Decrease in covered assets                                   --         62,860
  Purchases of FHLB stock, net of redemptions             (38,211)         7,161
  Purchases of office premises and equipment              (17,157)        (6,903)
  Proceeds from disposal of office premises
   and equipment                                            3,941          3,661
  Proceeds from sales of foreclosed real estate            36,222         17,250
  Purchases of mortgage servicing rights                   (9,481)            --
                                                      -----------    -----------
    Net cash flows provided by investing
     activities                                           356,079         43,931
                                                      -----------    -----------
Cash flows from financing activities:
  Branch Sales                                         (3,797,547)            --
  Net increase in deposits                                544,462        839,800
  Proceeds from additional borrowings                   3,654,048        815,000
  Principal payments on borrowings                     (1,790,788)    (1,112,239)
  Dividends                                               (44,000)       (12,061)
  Net increase (decrease) in securities
   sold under agreements to repurchase                    686,940       (658,041)
                                                      -----------    -----------
    Net cash flows used in financing activities          (746,885)      (127,541)
Net change in cash and cash equivalents                    72,889         (1,154)
Cash and cash equivalents at beginning of period          312,571        188,783
                                                      -----------    -----------
Cash and cash equivalents at end of period            $   385,460    $   187,629
                                                      -----------    -----------
                                                      -----------    -----------

        See accompanying notes to consolidated financial statements.

          FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements


(1)   BASIS OF PRESENTATION

     The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions for meeting the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three month period in the prior year have been reclassified to conform with the current period's presentation.

     The accompanying consolidated financial statements include the accounts of First Nationwide (Parent) Holdings Inc. ("Parent Holdings" or the "Company"), which owns directly 80% of the voting common stock of First Nationwide Holdings Inc. ("FN Holdings"), which owns all of the common stock of First Nationwide Bank, A Federal Savings Bank ("First Nationwide" or "Bank"), and the Bank's wholly owned subsidiaries not subject to the Assistance Agreement. All significant intercompany balances and transactions have been eliminated in consolidation.

     Minority interest represents amounts attributable to the Preferred Stock of the Bank and that portion of the results of operations and equity of FN Holdings attributable to its class B common stock. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Registration Statement on Form S-1 filed May 15, 1996. All terms used but not defined elsewhere herein have the meaning ascribed to them in such Registration Statement.

     Earnings per share data is not presented due to the limited ownership of the Company. Parent Holdings is a holding company whose only significant asset is its indirect ownership of 80% of the common stock of the Bank, and therefore all activities for the consolidated entity are carried out by the Bank and its operating subsidiaries.

(2)   ACQUISITIONS AND SALES

     On February 28, 1995, the Bank (through its wholly owned mortgage bank operating subsidiary, First Nationwide Mortgage Corporation ("FNMC"), acquired a 1-4 unit residential mortgage loan servicing portfolio of approximately $11.4 billion and other assets and liabilities (the "Maryland Acquisition").

     In April 1995, the Bank acquired approximately $13 million in deposits located in Tiburon, California from East-West Federal Bank, a federal savings bank (the "Tiburon Purchase"). In August 1995, the Bank acquired three retail branches located in Orange County, California with deposit accounts totalling approximately $356 million from ITT Federal Bank, fsb (the "ITT Purchase"). On December 8, 1995, the Bank consummated the purchase of four retail branches located in Sonoma County, California with associated deposit accounts of approximately $144 million from Citizens Federal Bank, a Federal Savings Bank (the "Sonoma Purchase" and, collectively with the Tiburon Purchase and the ITT Purchase, the "Branch Purchases").

     On October 2, 1995, FNMC purchased from Lomas Mortgage USA, Inc. ("LMUSA") a loan servicing portfolio of approximately $11.1 billion (including a sub-servicing portfolio of $3.1 billion), $2.9 billion of mortgage servicing rights ("MSRs"), which are rights to service mortgages held by others, which MSRs are owned by third parties who have contracted with FNMC to monitor the performance and consolidate the reporting of various other servicers (a "master servicing portfolio") and other assets (the "LMUSA 1995 Purchase"). On January 31, 1996, FNMC purchased LMUSA's remaining $14.1 billion loan servicing portfolio (including a sub-servicing portfolio of $2.4 billion), a master servicing portfolio of $2.7 billion, $5.9 million in foreclosed real estate, $46.8 million in net other servicing receivables, $2.6 million in mortgage loans, and $6.2 million in net other assets (including $1.4 million in cash and cash equivalents) for a purchase price of approximately $160.0 million payable in installments (the "Lomas 1996 Purchase" and, together with the LMUSA 1995 Purchase, the "LMUSA Purchases"). The initial installment of $49.8 million was paid with existing cash.

     On February 1, 1996, First Nationwide acquired SFFed Corp. ("SFFed") and its wholly owned subsidiary, San Francisco Federal Savings and Loan Association ("San Francisco Federal"), which, as of December 31, 1995, had approximately $4.0 billion in assets and approximately $2.7 billion in deposits (the "SFFed Acquisition"). The following is a summary of the assets acquired and liabilities assumed in connection with the SFFed Acquisition at February 1, 1996:

                                                                               Estimated
                                    SFFed                           Bank       Remaining
                                  Carrying      Fair Value        Carrying       Lives
                                    Value       Adjustments        Value       (in years)
                                 -----------    -----------     -----------    ----------
                                                   (dollars in thousands)
Cash and cash equivalents        $   181,061     $     --       $   181,061         --
Mortgage-backed securities           918,817        9,694           928,511        1-5
Loans receivable, net              2,715,758      (23,031)        2,692,727       2-18
Office premises and equipment         20,581       (9,058)           11,523       3-10
Investment in FHLB System             31,989           --            31,989         --
Foreclosed real estate, net           30,018           --            30,018         --
Accrued interest receivable           22,740           --            22,740         --
Mortgage servicing rights              2,238       13,762            16,000        2-4
Other assets                          44,938       (7,773)           37,165        2-5
Deposits                          (2,678,692)     (10,950)       (2,689,642)       1-5
Securities sold under
 agreements to repurchase           (815,291)      (3,640)         (818,931)        --
Borrowings                          (227,203)      (8,831)         (236,034)      1-17
Other liabilities                    (48,202)      (6,625)          (54,827)       1-5
                                 -----------     --------       -----------
                                     198,752      (46,452)          152,300
                                 -----------     --------
Purchase price                                                      264,245
                                                                -----------
Excess cost over fair value
     of net assets acquired                                     $   111,945
                                                                -----------
                                                                -----------

     The purchase price for the acquisition was financed with existing cash of the Bank and other borrowings, some of which were repaid with the proceeds from the sale on February 23, 1996 of an aggregate of approximately $298 million in carrying value of consumer loans. In connection with the SFFed Acquisition, FN Holdings issued $140 million of 9-1/8% Senior Subordinated Notes Due 2003 (the "Senior Sub Notes") and contributed the net proceeds thereof of $133 million to the Bank as additional paid-in capital, which augmented the Bank's regulatory capital to maintain its "well-capitalized" status after the SFFed Acquisition.

     The SFFed Acquisition and the LMUSA 1996 Purchase were accounted for as purchases and, accordingly, their respective purchase prices were allocated to the assets acquired and liabilities assumed in each transaction based on estimates of fair values at the date of purchase. Since the respective dates of purchase, the results of operations related to such assets and liabilities have been included in the Company's consolidated statements of operations.

     From September through December of 1995, First Nationwide entered into contracts for the sale of its retail deposits ("Deposits") and the related retail banking assets comprised of cash on hand, loans on deposits, and facilities ("Assets") in the states of Ohio, New York, New Jersey and
Michigan (collectively, the "Branch Sale Agreements") at prices which represent an average premium of 7.82% of the deposits sold. During the first quarter of 1996, the Branch Sale Agreements for the states of Ohio, New York and New Jersey were consummated in a series of transactions, as follows (the "Branch Sales"):
                                              Carrying Value at
                       Sale                 Respective Sale Date
                  Consummation  Number of   ---------------------    Pre-tax
Branch Location        Date     Branches     Deposits      Assets     Gain
- ---------------   ------------  ---------   ----------    -------   --------
                                           (dollars in thousands)
New York             1/12/96        7       $  416,476    $ 5,997   $ 32,967
Ohio                 1/19/96       28        1,392,561     20,480    130,664
New York             2/23/96        3          270,046      1,838     17,054
New York             3/15/96        5          615,572      8,083     48,975
New Jersey           3/22/96        4          501,262      6,396     36,934
New York             3/22/96       11          637,045      9,465     41,311
                                            ----------    -------   --------
                                            $3,832,962    $52,259   $307,905
                                            ----------    -------   --------
                                            ----------    -------   --------

     The Branch Sales were funded with existing cash, short-term FHLB advances of $1.7 billion with a weighted average rate of 5.46%, long-term FHLB advances of $.6 billion with a weighted average rate of 5.41% maturing from April 1997 through March 1998 and securities sold under agreements to repurchase of $1.2 billion with a weighted average rate of 5.46%.

     The following pro forma financial information combines the historical results of the Company as if the SFFed Acquisition, LMUSA Purchases, Branch Sales and the issuance of the Senior Sub Notes and Parent Senior Notes (as defined herein) had occurred as of the beginning of each period presented (in thousands):

                                          Three months ended March 31,
                                          ----------------------------
                                            1996                 1995
                                          -------              -------
Net interest income                       $97,840              $76,750
Net income                                  4,674               19,811
                                          -------              -------
                                          -------              -------

     The gains recognized related to the Branch Sales are excluded from the above table. The pro forma results are not necessarily indicative of the results which would have actually been obtained if the SFFed Acquisition, LMUSA Purchases, Branch Sales and the issuance of the Senior Sub Notes and Parent Senior Notes had been consummated in the past nor do they project the results of operations in any future period.

(3)   CASH, CASH EQUIVALENTS, AND STATEMENT OF CASH FLOWS

     Parent Holdings uses the indirect method to present cash flows from operating activities. Cash paid for interest for the three months ended March 31, 1996 and 1995 was $188.3 million and $162.1 million, respectively.

     During the three months ended March 31, 1996, noncash activity consisted of transfers from loans receivable to foreclosed real estate of $31.2 million, and the transfers of certain consumer loans from loans held for sale to loans receivable (at lower of cost or market) totalling $26.8 million.

     During the three months ended March 31, 1995, noncash activity consisted of the transfer of $15.0 million from loans receivable to foreclosed real estate.

(4)   ISSUANCE OF DEBT

     On January 31, 1996, FN Holdings issued $140 million of its Senior Sub Notes. The net proceeds of this offering, totalling $133 million, were contributed to the Bank as additional paid-in capital.

     On April 17, 1996, Parent Holdings issued $455 million of 12-1/2% Senior Notes due 2003 ("Parent Senior Notes"). The net proceeds of this offering totalling approximately $432 million were distributed to its parent.

(5)   NEWLY ISSUED ACCOUNTING PRONOUNCEMENT

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 provides guidance for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used by an entity and assets to be disposed of. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 121 effective January 1, 1996. Such adoption had no material impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The principal business of Parent Holdings, through First Nationwide, consists of operating retail deposit branches and originating and/or purchasing residential real estate loans and, to a lesser extent, certain consumer loans, for investment. First Nationwide actively manages its commercial real estate loan portfolio and is also active in mortgage banking, loan servicing and securities brokerage. Revenues are derived primarily from interest charged on loans, interest received on securities and mortgage-backed securities, gains on sales of loans, fees received in connection with loan servicing, securities brokerage and other customer service transactions. Expenses primarily consist of interest on customer deposit accounts, interest on short-term and long-term borrowings, provisions for losses, general and administrative expenses consisting of compensation and benefits, advertising and marketing, premises and equipment, communications, deposit insurance assessments, data processing and other general and administrative expenses.

     During the first quarter of 1996, the Bank made significant progress in the implementation of its strategies to concentrate its retail banking operations in California and to increase its mortgage banking operations. On February 1, 1996, the Bank consummated the SFFed Acquisition involving assets totalling $4.0 billion and retail deposits totalling $2.7 billion. On January 31, 1996, FNMC consummated the acquisition of a $14.1 billion loan servicing portfolio in the LMUSA 1996 Purchase. During the first quarter of 1996, the Bank closed the sales of all retail branches and deposits in the states of Ohio, New York and New Jersey with associated deposit accounts totalling $3.8 billion, resulting in pre-tax gains totalling $308 million.

     ACQUISITIONS AND SALES

     The period-to-period comparisons set forth below, including the changes in magnitude of various items between periods, have been affected by the significant growth of the Bank through acquisitions accounted for as purchases during the periods involved and the restructuring of the Bank's retail deposit network in California resulting in the sale of certain non-California deposits funded with wholesale borrowings. See note 2 to the accompanying consolidated financial statements for information regarding the Branch Purchases, LMUSA Purchases, Branch Sales, and the SFFed Acquisition.

     NET INCOME

     Parent Holdings reported net income for the three months ended March 31, 1996 of $239.7 million compared with net income of $15.3 million for the corresponding period in 1995. Net income for the three months ended March 31, 1996 includes $283.3 million in after tax gains on sales of branches.
Net income for the three months ended March 31, 1995 includes $2.0 million in extraordinary gains, net of income taxes, from the early extinguishment of FHLB advances. No such extraordinary gains have been recognized in 1996.

     Net interest income before provision for loan losses was $108.0 million for the three months ended March 31, 1996, compared with $80.2 million in the same period in 1995, an increase of $27.8 million, primarily due to the increased volume of interest-bearing assets and liabilities acquired in the SFFed Acquisition and a 45 basis point increase in the net interest margin between the two periods, offset by the increased interest expense from the Senior Sub Notes.

     FINANCIAL CONDITION

     During the three months ended March 31, 1996, consolidated total assets increased $3.2 billion from December 31, 1995, to $17.8 billion at March 31, 1996, due to the assets acquired in the SFFed Acquisition and the LMUSA 1996 Purchase. During the same period, consolidated total liabilities increased $2.9 billion, primarily due to additional liabilities assumed in the SFFed Acquisition and the issuance of the Senior Sub Notes. Within total liabilities, there has been a $3.6 billion increase in borrowings and securities sold under agreements to repurchase, offset by the decrease in deposits related to the $3.8 billion sold in the Branch Sales.

     During the three months ended March 31, 1996, stockholder's equity increased by $192.9 million. The increase in stockholder's equity is the net result of $239.7 million in net income for the period, offset by $44 million in dividends and a decrease in the net unrealized gain on securities available for sale of $2.8 million.

     Parent Holdings' non-performing assets, consisting of nonaccrual loans, net of purchase accounting adjustments and specific allowances for loan losses, and foreclosed real estate, net, increased to $302 million at March 31, 1996 compared with $220 million at December 31, 1995. Approximately $75 million, or 25% of the total non-performing assets at March 31, 1996 were acquired in the SFFed Acquisition. Total non-performing assets as a percentage of total assets increased to 1.70% at March 31, 1996, from 1.50% of total assets at December 31, 1995.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods and at the dates indicated, information regarding the Company's consolidated average statements of financial condition, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. The information presented represents the historical activity of the Company and includes the impact of the SFFed Acquisition and the LMUSA 1996 Purchase on the financial position and the results of operations from acquisition date through March 31, 1996.

                                                    Three months ended
                                                      March 31, 1996
                                           -------------------------------------
                                           Average                       Average
                                           Balance       Interest         Rate
                                           -------       --------        -------
                                                    (dollars in millions)
ASSETS
  Interest-earning assets (1):
    Securities (2)(5)                      $   501         $  7           5.59%
    Mortgage-backed securities
     available for sale (5)                  1,728           30           6.95
    Mortgage-backed securities to
     be held to maturity                     1,621           34           8.39
    Loans held for sale                        860           15           6.97
    Loans receivable, net                   11,013          221           8.04
    Covered Assets (3)                          39            1           7.36
                                           -------         ----           ----
      Total interest-earning
       assets                               15,762          308           7.82
                                                           ----           ----
  Noninterest-earning assets                 1,117
                                           -------
      Total assets                         $16,879
                                           -------
                                           -------
LIABILITIES AND STOCKHOLDER'S EQUITY

  Interest-bearing liabilities:
    Deposits                               $10,373          117           4.52%
    Securities sold under
     agreements to repurchase                2,167           31           5.74
    Borrowings (4)                           3,188           52           6.54
                                           -------         ----           ----
      Total interest-bearing
       liabilities                          15,728          200           5.10
                                                           ----           ----
    Noninterest-bearing liabilities            387
    Minority interest                          360
    Stockholder's equity                       404
                                           -------
      Total liabilities and
       stockholder's equity                $16,879
                                           -------
                                           -------
    Net interest income                                    $108
                                                           ----
                                                           ----
    Interest rate spread                                                  2.72%
                                                                          ----
                                                                          ----
    Net interest margin                                                   2.73%
                                                                          ----
                                                                          ----
    Average equity to average assets                                      2.39%
                                                                          ----
                                                                          ----

                                                    Three months ended
                                                      March 31, 1996
                                           -------------------------------------
                                           Average                       Average
                                           Balance       Interest         Rate
                                           -------       --------        -------
                                                    (dollars in millions)
ASSETS
  Interest-earning assets (1):
    Securities (2)(5)                      $   417         $  7           6.71%
    Mortgage-backed securities
     available for sale (5)                     --           --             --
    Mortgage-backed securities to
     be held to maturity                     3,109           52           6.69
    Loans held for sale                         36            1           7.77
    Loans receivable, net                   10,088          194           7.69
    Covered Assets (3)                         318            5           6.70
                                           -------         ----           ----
    Total interest-earning
     assets                                 13,968          259           7.42%
                                                           ----           ----
  Noninterest-earning assets                   652
                                           -------
      Total assets                         $14,620
                                           -------
                                           -------

LIABILITIES AND STOCKHOLDER'S EQUITY

  Interest-bearing liabilities:
    Deposits                               $ 9,663          101           4.24%
    Securities sold under
     agreements to repurchase                1,461           24           6.55
    Borrowings (4)                           2,628           54           8.24
                                           -------         ----           ----
      Total interest-bearing
       liabilities                          13,752          179           5.22
                                                           ----           ----
  Noninterest-bearing liabilities              206
  Minority interest                            326
  Stockholder's equity                         336
                                           -------
    Total liabilities and
     stockholder's equity                  $14,620
                                           -------
                                           -------
  Net interest income                                      $ 80
                                                           ----
                                                           ----
  Interest rate spread                                                    2.20%
                                                                          ----
                                                                          ----
  Net interest margin                                                     2.28%
                                                                          ----
                                                                          ----
  Average equity to average assets                                        2.30%
                                                                          ----
                                                                          ----
- ---------------------
(1) Nonaccruing assets are included in the average balances for the periods indicated.
(2) Includes interest-bearing deposits in other banks and securities purchased under agreements to resell.
(3) Includes unconsolidated subsidiaries covered by FSLIC/RF yield maintenance.
(4)  Interest and Average Rate include the impact of interest rate swaps.
(5) Prior to December 29, 1995, all U.S. government agency and mortgage-backed securities were classified in the held to maturity category. On December 29, 1995, the Company reclassified $1.5 billion and $231.8 million, respectively, of securities and mortgage-backed securities from the held-to-maturity category to the available-for-sale category.
     The information presented in the "securities" line for 1996 includes securities held to maturity of $4 million and related interest of less than $.01 million with the remainder representing securities available for sale. Average balances presented for 1996 represent the original amortized cost of the securities without the effect of unrealized gains and losses recorded as a result of the available for sale classification.

     The following table presents certain information regarding changes in interest income and interest expense of Parent Holdings during the periods indicated. The dollar amount of interest income and interest expense fluctuates depending upon changes in the respective interest rates and upon changes in the respective amounts (volume) of the Company's interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period's rate) and (ii) changes in rate (changes in average interest rate multiplied by the prior period's volume). Changes attributable to both volume and rate have been allocated proportionately.

                                        Three months ended March 31, 1996 vs. 1995
                                                Increase (Decrease) Due to
                                        ------------------------------------------
                                           Volume           Rate           Net
                                           ------           ----          ----
                                                       (in millions)
INTEREST INCOME:

  Securities                                $ --            $ --          $ --
  Mortgage-backed securities
   available for sale                         30              --            30
  Mortgage-backed securities
   to be held to maturity                    (38)             20           (18)
  Loans held for sale                         14              --            14
  Loans receivable, net                       18               9            27
  Covered assets, net                         (5)              1            (4)
                                            ----            ----          ----
    Total                                     19              30            49
                                            ----            ----          ----
INTEREST EXPENSE:

  Deposits                                     8               8            16
  Securities sold under
   agreements to repurchase                    9              (2)            7
  Borrowings                                  10             (12)           (2)
                                            ----            ----          ----
    Total                                     27              (6)           21
                                            ----            ----          ----
      Change in net interest income         $ (8)           $ 36          $ 28
                                            ----            ----          ----
                                            ----            ----          ----

     The volume variances in total interest income and total interest expense from the three months ended March 31, 1995 to the corresponding period in 1996 are largely due to the additional $3.6 billion in interest-earning assets acquired and $3.7 billion in interest-bearing liabilities assumed in the SFFed Acquisition. The overall volume change in net interest income is negative due to the shift from deposits to comparatively higher priced borrowings as a result of the Branch Sales. The positive total rate variance of $36 million is attributed to increasing rates on adjustable-rate assets as such assets repriced to their fully-indexed yields, and the decrease in overall market rates on interest-bearing liabilities between the two periods, offset slightly by the impact of the additional wholesale borrowings used to finance the Branch Sales. During the first quarter of 1996, deposits totalling $3.8 billion with a weighted average rate of 4.70% were sold and replaced with $3.5 billion of FHLB advance borrowings and securities sold under agreements to repurchase with a weighted average rate of 5.45%.

     THREE MONTHS ENDED MARCH 31, 1996 VERSUS THREE MONTHS ENDED MARCH 31, 1995

     INTEREST INCOME. Total interest income was $308.2 million for the three months ended March 31, 1996, an increase of $48.7 million from the three months ended March 31, 1995. The interest-earning assets acquired in the SFFed Acquisition resulted in total interest-earning assets for the first three months of 1996 averaging $15.8 billion, compared to $14.0 billion for the corresponding period in 1995. In addition, the yield on total interest-earning assets during the first three months of 1996 increased to 7.82% from the 7.42% yield on total interest-earning assets for the first three months of 1995.

     Parent Holdings earned $221.2 million of interest income on loans receivable for the three months ended March 31, 1996, an increase of $26.4 million from the three months ended March 31, 1995. The loans acquired in the SFFed Acquisition contributed most of the increased interest income in 1996, and resulted in an increase in the average balance of loans receivable to $11.0 billion from $10.1 billion for the three months ended March 31, 1995. The weighted average yield on loans receivable increased to 8.04% for the first quarter of 1996 from 7.69% for the same period in 1995 due to upward rate adjustments on adjustable rate residential loans as such loans repriced to their fully indexed rates, without the effect of teaser rates or annual interest rate adjustment caps.

     Parent Holdings earned $14.6 million of interest income on loans held for sale for the three months ended March 31, 1996, an increase of $13.9 million from the three months ended March 31, 1995. The increased income is the net effect of a higher average volume of loans held for sale due to increased originations from the operations acquired in the Maryland Acquisition on February 28, 1995 and the LMUSA Purchases, offset by a decrease in the weighted average rate of such loans. The average balance of loans held for sale increased to $860 million from $36 million for the three months ended March 31, 1996. The weighted average yield on loans held for sale decreased to 6.97% for 1996 from 7.77% during 1995 due to generally decreasing market interest rates during the period.

     Interest income on all mortgage-backed securities, including the available for sale portfolio and mortgage-backed securities held to maturity, was $64.3 million for the three months ended March 31, 1996, an increase of $12.4 million from the three months ended March 31, 1995. The average portfolio balances increased $.2 billion, to $3.3 billion during the three months ended March 31, 1996 compared to $3.1 billion during the three months ended March 31, 1995. The weighted average yield on all mortgage-backed securities increased to 7.64% for the first three months of 1996 from 6.69% for the corresponding period in 1995, primarily due to the upward rate adjustments of adjustable rate mortgage-backed securities as the loans underlying such securities repriced to their fully indexed rates, without the effect of teaser rates or annual interest rate adjustment caps.

     The interest income from Covered Assets declined $4.5 million, to $.7 million, for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. This decline is due to a reduction in the average volume of Covered Assets due to sales, repayments and other dispositions of Covered Assets, including the purchase of substantially all such remaining assets during the second quarter of 1995 by the Federal Deposit Insurance Corporation. The decline in income due to the lower volume is partially offset by an increase in the effective rate earned on such Covered Assets, which was 7.36% for the three months ended March 31, 1996 compared to 6.70% for the same period in 1995. The higher rate is due to the net effect of the increase in the Texas Cost of Funds ("TCOF") between the two periods, reflecting the lagging nature of TCOF over general fluctuations in market interest rates, partially offset by the reduction in the applicable margin over TCOF prescribed in the Assistance Agreement.

     Interest income from securities and interest-bearing deposits in banks was $7.4 million for the three months ended March 31, 1996, an increase of $.5 million from the three months ended March 31, 1995. The average portfolio balances during the three months ended March 31, 1996 and 1995 increased to $501 million from $417 million, respectively, primarily due to the SFFed Acquisition. The weighted average yield on these assets decreased to 5.59% for the first three months of 1996 from 6.71% for the first three months of 1995, primarily due to an overall decline in market interest rates.

     INTEREST EXPENSE. Total interest expense was $200.1 million for the three months ended March 31, 1996, an increase of $20.9 million from the three months ended March 31, 1995. The increase is the result of additional interest-bearing liabilities assumed in the SFFed Acquisition, the issuance of the Senior Sub Notes, and incrementally higher rates paid on the additional borrowings incurred to replace the retail deposits sold in the Branch Sales.

     Interest expense on customer deposits, including brokered deposits, was $117.5 million for the three months ended March 31, 1996, an increase of $16.4 million from the three months ended March 31, 1995. The average balance of customer deposits outstanding increased from $9.7 billion to $10.4 billion for the three months ended March 31, 1995 and 1996, respectively.
The deposits of approximately $3.2 billion acquired in the SFFed Acquisition and Branch Purchases increased the average balance from period to period by $2.3 billion while the $3.8 billion in deposits sold in the Branch Sales decreased the average balance from period to period by $2.1 billion due to
the timing of such acquisitions and sales.   The overall weighted average
cost of deposits increased from 4.24% for the first three months of 1995 to 4.52% for the first three months of 1996, due principally to the effect of the deposits sold in the Branch Sales having a weighted average rate of approximately 4.70% and the deposits assumed in the SFFed Acquisition having a weighted average rate of 5.12%, as well as slight increases in the market rates of interest paid for brokered deposits.

     Interest expense on securities sold under agreements to repurchase totalled $30.6 million for the three months ended March 31, 1996, an increase of $6.6 million from the three months ended March 31, 1995. The average balance of such borrowings for the three months ended March 31, 1996 and 1995 was $2.2 billion and $1.5 billion, respectively. The increase is attributed to $.8 billion of such liabilities acquired in the SFFed Acquisition together with $1.2 billion in additional short-term borrowings to fund the Branch Sales during 1996. The weighted average interest rate on these instruments decreased to 5.74% during the first three months of 1996 from 6.55% for the first three months of 1995, primarily due to the impact of decreases in overall market interest rates for such borrowings.

     Interest expense on borrowings totalled $52.0 million for the three months ended March 31, 1996, a decrease of $2.1 million from the three months ended March 31, 1995. The decrease is attributed to the net effect of a volume increase for borrowings assumed in the SFFed Acquisition, the issuance of the Senior Sub Notes, and additional borrowings to replace the deposits sold in the Branch Sales, offset by the impact of decreases in the rates paid on such borrowings largely due to the shorter weighted average maturity of the borrowings at March 31, 1996 compared to March 31, 1995. The average balance outstanding for the three months ended March 31, 1996 and 1995 was $3.2 billion and $2.6 billion, respectively. The weighted average interest rate on these instruments decreased to 6.54% during the first three months of 1996 from 8.24% for the first three months of 1995, primarily due to the impact of decreases in overall market interest rates and the shorter average maturity of the portfolio.

     NET INTEREST INCOME. Net interest income was $108.0 million for the three months ended March 31, 1996, an increase of $27.8 million from the three months ended March 31, 1995. The interest rate spread increased to 2.72% for the three months ended March 31, 1996 from 2.20% for the three months ended March 31, 1995.

     NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, management fees and gains on sales of assets and deposits, was $364.9 million for the three months ended March 31, 1996, an increase of $333.9 million from the three months ended March 31, 1995. Gains on sales of branches account for $307.9 million of the increase.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $27.5 million for the three months ended March 31, 1996, compared to $12.7 million for the three months ended March 31, 1995. This increase is due to the addition of the mortgage servicing portfolios acquired in the Maryland Acquisition, the LMUSA Purchases and the SFFed Acquisition, as well as servicing rights originated through the increased origination capacity provided by these acquisitions. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $7.4 billion at January 1, 1995 to $27.0 billion at January 1, 1996 and to $43.2 billion at March 31, 1996. During the first three months of 1996, the Company sold $1.5 billion in single-family mortgage loans originated for sale as part of its ongoing mortgage banking operations compared to $42.6 million of such sales for the corresponding period in 1995.

     Fees and service charges related to retail banking operations, consisting of depositor fees for transaction accounts, overdrafts, and miscellaneous other fees, were $11.8 million for the three months ended March 31, 1996, compared to $10.3 million for the three months ended March 31, 1995. The increase is attributed to increased revenues from the retail banking operations acquired in the Branch Purchases and the SFFed Acquisition, offset by the impact of the Branch Sales, the bulk of which occurred late in the first quarter of 1996.

     Management fees totalled $3.3 million for the three months ended March 31, 1996, compared to $2.3 million for the three months ended March 31, 1995. The increase is due primarily to increased fees received for successful loan modifications on investor-owned commercial real estate loans in 1996.

     Gain on sale of branches was $307.9 million for the three months ended March 31, 1996. See note 2 to the accompanying financial statements for additional information regarding the Branch Sales.

     Gain on sale of loans was $13.7 million for the three months ended March 31, 1996, compared to a loss of $.2 million for the three months ended March 31, 1995. The increase is attributed in part to a gain of $7.5 million on the sale of $298 million of consumer loans during the first quarter of 1996. In addition, the Bank experienced increased gains on sales of single-family mortgage loans due to its adoption on April 1, 1995 of Statement of Financial Accounting Standards 122, "Accounting for Mortgage Servicing Rights, an amendment to Statement No. 65" ("SFAS No. 122"). See--"Mortgage Banking Operations".

     Loss on sale of assets was $4.5 million for the three months ended March 31, 1996. The loss is primarily the result of a $4.0 million writedown recorded on certain collateralized mortgage obligations ("CMOs") in the mortgage-backed securities available for sale portfolio determined to have a permanent impairment in value.

     Other noninterest income was $5.3 million for the three months ended March 31, 1996, a decrease of $.5 million from the three months ended March 31, 1995. The decrease is attributed to a decrease of $.1 million in fees earned on check disbursement products, $.1 million in early withdrawal penalties on deposits, and $.6 million in miscellaneous other income, net of an increase of $.3 million in dividends on FHLB stock.

     NONINTEREST EXPENSE. Total noninterest expense was $118.2 million for the three months ended March 31, 1996, an increase of $37.9 million from the three months ended March 31, 1995, principally due to increased compensation, occupancy, deposit insurance premiums, data processing and other noninterest expenses, primarily related to the growth of the Bank through the various acquisitions in 1995 and the first quarter of 1996 and the timing of the Branch Sales.

     Total compensation and employee benefits expense was $60.7 million for the three months ended March 31, 1996, an increase of $21.4 million from the three months ended March 31, 1995, primarily attributable to accruals for a management incentive plan. Although the number of employees has remained substantially the same, there has been a significant decrease in the number of employees located in California, offset by additional employees in Maryland as a result of the Maryland Acquisition, the transfer of mortgage servicing operations to Maryland and the LMUSA Purchases.

     Occupancy and equipment expense was $13.2 million for the three months ended March 31, 1996, an increase of $1.6 million from the three months ended March 31, 1995, attributed primarily to the increased occupancy expenses related to the Maryland and SFFed Acquisitions offset by decreased expense due to the operations sold in the Branch Sales.

     Loan expense was $7.8 million for the three months ended March 31, 1996, an increase of $6.8 million from the three months ended March 31, 1995. The increase relates to increased expenses associated with the higher volume of loans serviced due to the LMUSA Purchases and the Maryland Acquisition. Such expenses include subservicing fees paid on acquired servicing portfolios prior to conversion to FNMC's systems and increased pass-through interest expense for loan payoffs in serviced loan pools.

     SAIF deposit insurance premiums increased $.4 million, to $6.0 million, for the three months ended March 31, 1996. The increase is due to the higher average balance of deposits outstanding in the first quarter of 1996 compared to 1995 due largely to the net effect of the Branch Purchases, the SFFed Acquisition and the Branch Sales.

     Data processing expense was $2.8 million for the three months ended March 31, 1996, an increase of $.6 million from the three months ended March 31, 1995, also attributed to the SFFed Acquisition and increased expenses associated with the higher volume of loans serviced in connection with the LMUSA Purchases and the Maryland Acquisition.

     Marketing expense was $2.2 million for the three months ended March 31, 1996, a decrease of $1.8 million from the three months ended March 31, 1995, due to reduced marketing efforts nationwide as a result of the Branch Sales.

     Foreclosed real estate operations, including gains on sales, resulted in a net gain of $2.6 million for the three months ended March 31, 1996 compared to a net loss of $.9 million for the same period in 1995. The change is attributed to a higher volume of sales at comparatively higher prices to carrying values.

     Amortization of intangible assets increased to $1.7 million for the three months ended March 31, 1996 from $.2 million for the corresponding period in 1995, primarily due to the amortization of the $112 million excess cost over fair value of net assets acquired recorded in connection with the SFFed Acquisition.

     Other noninterest expense was $26.3 million for the three months ended March 31, 1996, an increase of $10.7 million from the three months ended March 31, 1995, principally due to increased telecommunications, postage, office supplies, travel and professional fees expenses, all of which are attributed primarily to the increased loan servicing activity as a result of the Maryland Acquisition and the LMUSA Purchases. In addition, a $3.0 million accrual was recorded in 1996 related to sales tax audits.

     PROVISION FOR INCOME TAXES. During the three months ended March 31, 1996 and 1995, Parent Holdings recorded income tax expense of $29.0 million and $.7 million, respectively. Included in tax expense for the three months ended March

31, 1995 is the reversal of 1993 and 1994 overaccruals of federal taxes totalling $2.2 million. The Company's effective federal tax rate before such adjustments was 2% during the three months ended March 31, 1996 and 1995, respectively, while its statutory federal tax rate was 35% during both periods. The difference between effective and statutory rates was primarily the result of the utilization of net operating loss carryforwards. The Company's effective state tax rate was approximately 6% and 9.5% during the three months ended March 31, 1996 and 1995, respectively.

     EXTRAORDINARY ITEM. During the three months ended March 31, 1995, Parent Holdings recorded a gain of $2.0 million on the early extinguishment of $250 million in FHLB advances, net of income taxes.

     MINORITY INTEREST. Minority interest in income represents dividends on the Preferred Stock of the Bank and the portion of FN Holdings income attributable to its Class B common stock, which is owned by Hunter's Glen.

PROVISION FOR LOAN LOSSES

     The adequacy of the allowance for loan losses is periodically evaluated by management in order to maintain the allowance at a level that is sufficient to absorb expected loan losses. Parent Holdings charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. Parent Holdings established provisions for loan losses of $9.9 million and $6.2 million for the three months ended March 31, 1996 and 1995, respectively. The allowance for loan losses is increased by provisions for loan losses and decreased by charge-offs (net of recoveries).

     Activity in the allowance for loan losses for the three months ended March 31, 1996 and March 31, 1995 is as follows (in thousands):

                                         1996          1995
                                         ----          ----
Balance - January 1                    $210,484      $202,780
     Purchase - SFFed Acquisition        39,829            --
     Provision for loan losses            9,900         6,201
     Charge-offs                         (8,410)       (8,156)
     Recoveries                             599         1,315
                                       --------      --------
Balance - March 31                     $252,402      $202,140
                                       --------      --------
                                       --------      --------

     A significant portion of the Company's loans are secured by real estate located within markets where real estate prices continue to be weak. Accordingly, the ultimate collectibility of those loans is susceptible to changes in the economic conditions in such regions. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on past loan loss experience, known and inherent risks in the portfolio, potential adverse situations that may affect the borrower's ability to repay, the estimated value of underlying collateral, current and prospective economic conditions, and the remaining available balance under the Non-Performing Asset Sale Agreement (the "Put Agreement") between the Bank and Granite Management and Disposition, Inc. ("Granite"), a subsidiary of Ford Motor Company.

     Although management believes that its present allowance for loan losses is adequate, it will continue to review its loan portfolio to determine the extent to which any changes in economic conditions or loss experience may require further provisions in the future.

ASSET AND LIABILITY MANAGEMENT

     Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, consisting principally of deposits, securities sold under agreements to repurchase and FHLB advances, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets.

     First Nationwide actively pursues investment and funding strategies to minimize the sensitivity of its earnings to interest rate fluctuations while maintaining the flexibility required to execute its business strategies. The Bank measures the interest rate sensitivity of the balance sheet through gap and duration analysis, as well as net interest income and market value simulation, and, after taking into consideration both the variability of rates and the maturities of various instruments, evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-bearing assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, First Nationwide has continued its emphasis on the origination of adjustable rate mortgage ("ARM") products for its portfolio. Where possible, the Bank seeks to purchase assets or originate real estate loans that reprice frequently and that on the whole adjust in accordance with the repricing of its liabilities. During the three months ended March 31, 1996, most of the fixed and variable rate real estate loans originated were sold in the secondary market to provide funds for the acquisition and divestiture activity occurring during the period. At March 31, 1996, approximately 89% of First Nationwide's real estate loan portfolio consisted of ARMs.

     In connection with a 1994 acquisition, the Company acquired the rights and assumed the obligations under certain interest rate swap agreements. Under the terms of these agreements, the Company pays the variable rate based on LIBOR and receives fixed rates. During the three months ended March 31, 1996, the Company's net interest income decreased by $5.5 million as a result of these interest rate swap agreements, largely due to the amortization of the premium assigned to these agreements at the time of acquisition.

     One of the most important sources of a financial institution's net income is net interest income, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities.
Net interest income is also dependent on the relative balances of interest-earning assets and interest-bearing liabilities. A traditional measure of interest rate risk within the savings industry is the interest rate sensitivity gap, which is the sum of all interest-earning assets minus the sum of all interest-bearing liabilities to be repriced within a given period. A gap is considered positive when the interest rate sensitive assets exceed interest rate sensitive liabilities, while the opposite case results in a negative gap. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, and a positive gap would tend to result in an increase in net interest income, while the opposite would tend to occur in a period of falling rates.

     The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities), and the impact of interest rate swap agreements as of March 31, 1996. Prepayment rates are assumed in each period on substantially all of First Nationwide's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Bank's assets are subject to limitations such as caps on the amount that interest rates and payments on its loans may adjust and, accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Bank's liabilities. In addition, the interest rate sensitivity of First Nationwide's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at March 31, 1996 is as follows:

                                                Maturity/Rate Sensitivity
                                          -----------------------------------
                                          Within     1-5       Over-5
                                          1 Year    Years       Years   Total
                                          ------    -----       -----   -----
                                                (dollars in millions)
INTEREST-EARNING ASSETS

Securities to be held to maturity
  and interest-bearing deposits
  in other banks (1)(2)                  $   216   $     4    $    --   $   265
Securities available for sale (4)            444        --         --       444
Mortgage-backed securities
  available for sale                       1,861        --         --     1,861
Mortgage-backed securities
  held to maturity (1)                     1,865         1          2     1,868
Loans held for sale, net (4)                 701        --         --       701
Loans receivable, net (1)(3)               9,958       759        413    11,130
Covered Assets, net (5)                       39        --         --        39
Investment in FHLB                           181        --         --       181
                                         -------   -------    -------   -------
      Total interest-earning assets       15,310       764        415    16,489
                                         -------   -------    -------   -------
Noninterest-earning assets                    --        --      1,322     1,322
                                         -------   -------    -------   -------
                                         $15,310   $   764    $ 1,737   $17,811
                                         -------   -------    -------   -------
                                         -------   -------    -------   -------

INTEREST-BEARING LIABILITIES

Deposits (6)                             $ 8,143   $ 1,155    $    34   $ 9,332
Securities sold under agreements
  to repurchase (1)                        2,169       305         --     2,474
FHLB advances (1)                          3,002       891          3     3,896
Other borrowings (1)                         105         5        497       607
                                         -------   -------    -------   -------
      Total interest-bearing liabilities  13,419     2,356        534    16,309

Noninterest-bearing liabilities               --        --        479       479
Minority interest                             --        --        426       426
Stockholder's equity                          --        --        597       597
                                         -------   -------    -------   -------
                                         $13,419   $ 2,356    $ 2,036   $17,811
                                         -------   -------    -------   -------
                                         -------   -------    -------   -------

Gap before interest rate swap
  agreements                               1,891    (1,592)      (119)      180
Interest rate swap agreements (7)           (400)      400         --        --
                                         -------   -------    -------   -------

Gap adjusted for interest rate
  swap agreements                        $ 1,491   $(1,192)   $  (119)  $   180
                                         -------   -------    -------   -------
                                         -------   -------    -------   -------

Cumulative gap                           $ 1,491   $   299    $   180   $   180
                                         -------   -------    -------   -------
                                         -------   -------    -------   -------

Gap as a percentage of total assets          8.4%     (6.7)%      (.7)%     1.0%
                                             ---       ---        ---       ---
                                             ---       ---        ---       ---

Cumulative gap as a percentage of
  total assets                               8.4%      1.7%       1.0%      1.0%
                                             ---       ---        ---       ---
                                             ---       ---        ---       ---
____________________
(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of March 31, 1996. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from First Nationwide's prepayment estimates.
(2) Consists of $4 million of securities held to maturity, $62 million of interest-bearing deposits in other banks and $199 million of short-term investment securities.
(3) Excludes loan loss reserves of $252 million and nonaccrual loans of $220 million.
(4) As loans held and securities available for sale may be sold within one year, they are considered to be maturing within one year.
(5) Covered Assets generally reprice quarterly according to the change in TCOF, the composite cost of funds for thrift institutions in Texas.
     Because TCOF is generally reported on a quarterly basis, the Covered
     Assets are included within the one year time frame on this table.
(6) Fixed rate deposits and deposits with a fixed pricing interval are reflected as maturing in the year of contractual maturity or of first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.
(7) Agreements with notional amounts of $500 million and $250 million maturing in April 1996 and September 1996, respectively, have no impact within the time periods presented.

     At March 31, 1996, interest-earning assets of Parent Holdings exceeded interest-bearing liabilities by approximately $180 million. At December 31, 1995, interest-earning assets of Parent Holdings exceeded interest-bearing liabilities by approximately $132 million. The change in the cumulative gap between the two periods is due principally to the SFFed Acquisition, the Branch Sales and the issuance of the Senior Sub Notes.

LIQUIDITY

     The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. government and other specified securities to deposits and borrowings due within one year. The OTS has currently established a minimum liquidity requirement of 5.0%. First Nationwide's liquidity ratio was 5.08% and 5.46% at March 31, 1996 and December 31, 1995, respectively.

     The Company's funds are obtained from the repayment and maturities of loans and mortgage-backed securities, customer and brokered deposits, loan sales, securities sold under agreements to repurchase, FHLB advances, and other secured and unsecured borrowings.

     A major source of the Company's funding is expected to be its retail deposit branch network, which management believes will be sufficient to meet its long-term liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans and mortgage-backed securities, while additional funds can be obtained from a variety of sources including customer and brokered deposits, loan sales, securities sold under agreements to repurchase, FHLB advances, and other secured and unsecured borrowings. It is anticipated that FHLB advances and securities sold under agreements to repurchase will be secondary sources of funding, and management expects there to be adequate collateral for such funding requirements.

     The Company's primary uses of funds are the origination or purchase of loans, the funding of maturing certificates of deposit, demand deposit withdrawals, and the repayment of borrowings. Certificates of deposit scheduled to mature during the twelve months ending March 31, 1997 total $4.9 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at March 31, 1996, the Company had FHLB advances and other borrowings of $2.8 billion maturing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances at prevailing rates.

     On June 1, 1996, the Bank acquired Home Federal Financial Corporation ("HFFC"), and its wholly owned federally chartered savings association subsidiary, Home Federal Savings and Loan Association of San Francisco, which, at March 31, 1996, had approximately $717 million in assets and $626 million in deposits and operated 15 branches in the Northern California area (the "Home Federal Acquisition"). The aggregate consideration paid in connection with the Home Federal Acquisition was approximately $70.6 million.

     On December 14, 1995, the Bank entered into an agreement to sell its 21 branch retail network in Michigan, with deposits of approximately $.8 billion, to Charter One Bank (the "Michigan Branch Sale"). The Michigan Branch Sale will generate a 7.18% deposit premium, and is expected to close in the second quarter of 1996. The Bank currently has sufficient borrowing capacity to fund the Michigan Branch Sale. This additional funding may take the form of additional borrowings under reverse repurchase agreements, additional advances from the Federal Home Loan Bank, or increased cash raised through the remaining retail deposit network. Net cash flow from operations, together with these additional funding sources, is expected to be adequate to maintain liquidity above the required levels.

     During 1994, the Bank issued 3,007,300 shares of preferred stock ("Preferred Stock"). Cash dividends on the Preferred Stock are noncumulative and are payable at an annual rate of 11-1/2% if, when, and as declared by the Board of Directors of the Bank. The payment of dividends by the Bank is subject to certain federal laws applicable to savings associations. Preferred Stock dividends totalling $8.6 million were paid during the three months ended March 31, 1996.

     FN Holdings' primary source of cash to pay the interest on and principal of its $200 million of 12-1/4% Senior Notes due 2001 (the "Senior Notes") and the Senior Sub Notes is expected to be distributions from the Bank. The annual interest on the Senior Notes and the Senior Sub Notes is $24.5 million and $12.8 million, respectively. Although FN Holdings expects that distributions from the Bank will be sufficient to pay interest when due and the principal amount of the Senior Notes and the Senior Sub Notes at maturity, there can be no assurance that earnings from the Bank will be sufficient to make such distributions to FN Holdings. In addition, there can be no assurance that such distributions will be permitted by the terms of any debt instruments of FN Holdings' subsidiaries then in effect, by the terms of any class of preferred stock issued by the Bank, including the Preferred Stock, or under applicable federal thrift laws.

     Parent Holdings' primary source of cash to pay the interest on and principal of its Parent Senior Notes is expected to be distributions from FN Holdings. The annual interest on the Parent Senior Notes will be approximately $56.9 million. Although Parent Holdings expects that distributions from FN Holdings will be sufficient to pay interest when due and the principal amount of the Parent Senior Notes at maturity, there can be no assurance that earnings from First Nationwide Bank will be sufficient to make distributions to FN Holdings, or that FN Holdings will make distributions to Parent Holdings in amounts sufficient to enable the Parent Holdings to pay interest on the Parent Senior Notes when due or principal of the Parent Senior Notes at maturity or that such distributions will be permitted by the terms of any debt instruments of the Parent Holdings' subsidiaries then in effect, including the FN Holdings Senior Notes and Senior Sub Notes, by the terms of any class of preferred stock issued by First Nationwide Bank, including the Bank Preferred Stock, or under applicable federal thrift laws or regulations.

     The Company anticipates that the cash flow from assets as well as other sources of funds will provide adequate liquidity in the future. In addition to cash and cash equivalents of $385 million at March 31, 1996, the Company has substantial additional borrowing capacity with the FHLB and other sources.

     As presented in the accompanying consolidated statements of cash flows, the sources of liquidity vary between quarters. The primary sources of funds in the first quarter of 1996 were sales of loans held for sale, net of originations, of $482 million, repayments of mortgage backed securities totalling $292 million, a net decrease in loans receivable of $378 million, and additional borrowings and securities sold under agreements to repurchase of $4.3 billion. The primary uses of funds were the $3.8 billion funding of the Branch Sales, principal payments on borrowings of $1.8 billion, net cash paid for the SFFed Acquisition of $83.2 million, net cash paid for the LMUSA 1996 Purchase of $48.3 million and dividends totalling $44.0 million.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

     The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, the Company considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings, and performing loans which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. The Company bases the measurement of collateral-dependent impaired loans on the fair value of their collateral. The amount, if any, by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance.

     At March 31, 1996, the carrying value of loans that are considered to be impaired totalled $152.4 million (of which $40.1 million were on non-accrual status). The average recorded investment in impaired loans during the three months ended March 31, 1996 was approximately $144.1 million. For the three months ended March 31, 1996, the Company recognized interest income on those impaired loans of $3.6 million, which included $.2 million of interest income recognized using the cash basis method of income recognition.

     The following table presents the amounts, net of purchase accounting adjustments and specific allowance for loan losses, of the Company's nonaccrual loans, foreclosed real estate, troubled debt restructurings and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification.


                                                    March 31, 1996
                                        ------------------------------------
                                        Nonaccrual   Impaired   Restructured
                                        ----------   --------   ------------
                                                   (in millions)
     Real Estate:
        1-4 unit residential               $171       $ --          $  8
        5+ unit residential                  29         86           152
        Commercial and other                 14         66           107
        Land                                 --         --            --
        Construction                          1         --            --
                                           ----       ----          ----
           Total real estate                215        152           267
     Non-real estate                          5         --            --
                                           ----       ----          ----
           Total loans                      220       $152 (a)      $267 (b)
                                                      ----          ----
                                                      ----          ----
     Foreclosed real estate, net             82
                                           ----
           Total non-performing assets     $302
                                           ----
                                           ----

                                                   December 31, 1995
                                        ------------------------------------
                                        Nonaccrual   Impaired   Restructured
                                        ----------   --------   ------------
                                                   (in millions)

     Real Estate:
        1-4 unit residential               $136       $ --          $  8
        5+ unit residential                  23         73           147
        Commercial and other                  9         52            79
        Land                                 --         --            --
        Construction                         --         --            --
                                           ----       ----          ----
           Total real estate                168        125           234
     Non-real estate                          3         --            --
                                           ----       ----          ----
           Total loans                      171       $125 (a)      $234 (b)
                                                      ----          ----
                                                      ----          ----
     Foreclosed real estate, net             49
                                           ----
           Total non-performing assets     $220
                                           ----
                                           ----

____________________
(a) Includes loans on nonaccrual status of $40.1 million and $29.6 million at March 31, 1996 and December 31, 1995, respectively, and loans classified as troubled debt restructurings of $41.1 million and $31.9 million at March 31, 1996 and December 31, 1995, respectively.
(b) Includes nonaccrual loans of $5.7 million and $1.2 million at March 31, 1996 and December 31, 1995, respectively. At March 31, 1996, $3.2 million of these nonaccrual, troubled debt restructurings were also considered impaired.

     There were no accruing loans contractually past due 90 days or more at March 31, 1996 or December 31, 1995.

     The Company's non-performing assets, consisting of nonaccrual loans net of purchase accounting adjustments and specific allowance for loan losses and foreclosed real estate, net, increased to $302 million at March 31, 1996 from $220 million at December 31, 1995. A significant portion of the increase is due to non-performing assets acquired in the SFFed Acquisition, which totalled $39 million of non-performing loans and $36 million of foreclosed real estate at March 31, 1996. In addition, $6 million of single-family foreclosed real estate was acquired in the LMUSA 1996 Purchase and is covered for loss under the indemnification provisions of the related contract, provided such real estate is sold prior to January 31, 1997.

     During the three months ended March 31, 1996, $16.7 million of assets were sold to Granite under the Put Agreement, leaving a remaining available balance under the Put Agreement of $95.7 million. Of the $302 million in non-performing assets at March 31, 1996, approximately $30.1 million were eligible to be sold to Granite pursuant to the Put Agreement.

     Parent Holdings, through First Nationwide, continuously manages its credit risk by assessing the current and estimated future performance of the real estate markets in which it operates. The Bank continues to place a high degree of emphasis on the management of its asset portfolio. First Nationwide has three distinct asset management functions: performing loan asset management, problem loan asset management and credit review. Each of the three functions is charged with the responsibility of reducing the risk profile within the residential, commercial and multi-family asset portfolios by applying asset management and risk evaluation techniques that are consistent with the Bank's portfolio management strategy and regulatory requirements. In addition to these asset management functions, First Nationwide has a specialized credit risk management group that is charged with the development of credit policies and performing credit risk analyses for all asset portfolios.

     The following table presents non-performing real estate assets by geographic region of the country as of March 31, 1996:

                                                      Total
                    Nonaccrual      Foreclosed    Non-performing
                    Real Estate    Real Estate,     Real Estate     Geographic
                  Loans, Net (2)      Net (2)         Assets       Concentration
                  --------------   ------------   --------------   -------------
                              (dollars in millions)
Region:
   Northeast (1)       $ 51            $ 12            $ 63            21.21%
   California           118              63             181            60.94
   Other regions         46               7              53            17.85
                       ----            ----            ----           ------
      Total            $215            $ 82            $297           100.00%
                       ----            ----            ----           ------
                       ----            ----            ----           ------

____________________
     (1) Includes Connecticut, Massachusetts, Maine, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont.
     (2) Net of purchase accounting adjustments.

     At March 31, 1996, the Bank's largest non-performing asset was approximately $5.8 million, and it had approximately ten non-performing assets over $2 million in size with balances averaging approximately $3.3 million. First Nationwide has approximately 2,150 non-performing assets below $2 million in size, including approximately 1,915 non-performing 1-4 unit residential assets.

     A summary of the activity in the allowance for loan losses by loan type is as follows for the three months ended March 31, 1996:

                                                           5+ Unit
                                                         Residential
                                          1-4 Unit     and Commercial   Consumer
                                         Residential     Real Estate    and Other   Total
                                         -----------   --------------   ---------   -----
                                                   (dollars in millions)
Balance - December 31, 1995                 $116            $ 85          $ 9        $210
   Purchases/acquisitions                      9              30            1          40
   Provision for loan losses                   9              --            1          10
   Charge-offs                                (7)             --           (1)         (8)
   Recoveries                                 --              --           --          --
                                            ----           -----        -----       -----
Balance - March 31, 1996                    $127            $115          $10        $252
                                            ----           -----        -----       -----
                                            ----           -----        -----       -----

Ratio of allowance for loan losses
   to non-performing loans:
      December 31, 1995                     85.3%          265.6%       300.0%      122.8%
                                            ----           -----        -----       -----
                                            ----           -----        -----       -----
      March 31, 1996                        74.3%          267.4%       166.7%      114.6%
                                            ----           -----        -----       -----
                                            ----           -----        -----       -----

MORTGAGE BANKING OPERATIONS

     The Company, through the Bank and FNMC, has significantly expanded and enhanced the efficiency of its mortgage banking operations. With the consummation of the LMUSA 1996 Purchase on January 31, 1996 and the acquisition of the single-family loan servicing portfolio in the SFFed Acquisition, other acquisitions and the originated servicing, the single-family residential loans serviced for others totalled $43.2 billion at March 31, 1996, an increase of $16.2 billion from December 31, 1995. During the first quarter of 1996, the Company, through the Bank and FNMC, originated and sold (generally with servicing retained) single-family residential loans totalling approximately $1.0 billion and $1.2 billion, respectively. Gross revenues from mortgage loan servicing activities for the first quarter of 1996 totalled $47.2 million, an increase of $30.7 million from the quarter ended March 31, 1995.

     In accounting for its mortgage loan sales prior to April, 1995, a gain or loss was recognized based on the sum of three components: (i) the difference between the cash proceeds of the loan sales and the carrying value of the loans; (ii) the "excess servicing", if any; less (iii) provisions for estimated losses to be incurred from limited recourse obligations, if any. Excess servicing results in a capitalized asset that is amortized as an offset to servicing fee income using the interest method over the estimated remaining lives of the loans sold.

     Effective April 1, 1995, the Company adopted SFAS No. 122, which requires that, when a mortgage loan is sold and servicing rights are retained, a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing rights based on its fair market value. This cost of originating the loan is capitalized and amortized as an offset to servicing fee income using the interest method over the estimated remaining lives of the
loans sold.   The net gains on sales of single-family mortgage loans during the quarter ended March 31, 1996 totalled $6.2 million and included amounts related to the capitalization of originated and excess mortgage servicing rights of $17.8 million.

     The following is a summary of activity in mortgage servicing rights purchased ("Purchased"), originated ("Originated") and excess servicing fees receivable ("Excess") for the three months ended March 31, 1996 (in thousands):

                                   Purchased   Originated   Excess    Total
                                   ---------   ----------   ------   --------
Balance at December 31, 1995       $223,749      $16,370    $1,236   $241,355
   Additions                        133,303       16,789     1,009    151,101
   Amortization                     (19,186)      (1,099)      (76)   (20,361)
   Impairment                            --           --        --         --
                                   --------      -------    ------   --------
Balance at March 31, 1996          $337,866      $32,060    $2,169   $372,095
                                   --------      -------    ------   --------
                                   --------      -------    ------   --------

     Capitalized mortgage servicing rights are amortized over the period of estimated future net servicing income. No allowance for loss due to impairment of mortgage servicing rights was necessary at March 31, 1996.

CAPITAL RESOURCES

     The Financial Institutions Reforms Recovery and Enforcement Act of 1989 established three capital requirements for all insured institutions: tangible capital, core capital and risk-based capital. In general, tangible capital is determined by subtracting most intangible assets from common stockholders' equity (including retained earnings) and noncumulative perpetual preferred stock. Core capital generally is the sum of tangible capital plus qualifying supervisory goodwill and certain other qualifying intangibles. Total capital generally is core capital plus a limited amount of supplementary capital such as other forms of qualifying preferred stock and qualifying subordinated debt.

     At March 31, 1996, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 6.22%, 6.22% and 12.10%, respectively. The following is a reconciliation of the Bank's stockholders' equity to regulatory capital as of March 31, 1996:

                                        Tangible     Core       Risk-based
                                         Capital    Capital      Capital
                                        --------    -------     ----------
                                              (dollars in millions)
Stockholders' equity at March 31, 1996    $1,329    $1,329       $1,329
Unrealized holding gain on securities
   available for sale, net                   (60)      (60)         (60)
Non-qualifying loan-servicing rights         (37)      (37)         (37)
Non-allowable capital:
   Intangible assets                        (129)     (129)        (129)
   Investment in subsidiaries                 (8)       (8)          (8)
Supplemental capital:
   Qualifying subordinated debt debentures    --        --           90
   General loan loss reserves                 --        --          137
Assets required to be deducted:
   Land loans with more than
      80% LTV ratio                           --        --           (3)
                                          ------    ------       ------
Regulatory capital of the Bank             1,095     1,095        1,319
Minimum regulatory capital requirement       264       528          872
                                          ------    ------       ------
Excess above minimum capital
   requirement                            $  831    $  567       $  447
                                          ------    ------       ------
                                          ------    ------       ------
Regulatory capital of the Bank              6.22%     6.22%       12.10%
Minimum regulatory capital requirement      1.50      3.00         8.00
                                          ------    ------       ------
Excess above minimum capital
   requirement                              4.72%     3.22%        4.10%
                                          ------    ------       ------
                                          ------    ------       ------

     The amount of adjusted total assets used for the tangible and core capital ratios is $17.6 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $10.9 billion.

     The Bank is also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 which, among other things, define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with the OTS, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by the OTS or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically undercapitalized" it is generally placed in receivership or conservatorship within 90 days.

     To be considered "well capitalized," a savings institution must generally have a core capital ratio of at least 5.00%, a Tier 1 risk-based capital ratio of at least 6.00%, and a total risk-based capital ratio of at least 10.00%.
An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2.00% or less. At March 31, 1996, First Nationwide's capital levels were sufficient for it to be considered "well capitalized":

                                                    Risk-based
                                       Core     ----------------------
                                      Capital   Tier 1   Total Capital
                                      -------   ------   -------------
Regulatory capital of the Bank         6.22%    10.04%       12.10%
Well capitalized ratio                 5.00      6.00        10.00
                                       ----     -----        -----
Excess above well capitalized ratio    1.22%     4.04%        2.10%
                                       ----     -----        -----
                                       ----     -----        -----

     Congress has passed budget reconciliation legislation that, if enacted, would impose a one-time assessment on all SAIF-insured deposits held as of March 31, 1995, in order to capitalize the SAIF to the required designated reserve ratio of 1.25% of insured deposits. The President has vetoed this budget reconciliation bill. Such veto, however, was based on issues unrelated to the provisions dealing with capitalization of the SAIF. The FDIC, which would establish the assessment rate, has estimated the rate needed to capitalize the SAIF to be in the range of 85 cents to 90 cents per $100 of domestic deposits. If the assessment is enacted into law, and assessed at the rate estimated by the FDIC, after giving effect to the SFFed Acquisition, the Branch Sales, the Branch Purchases, the Michigan Branch Sale and the Home Federal Acquisition, the effect on the Bank would be a pre-tax charge in the range of $75 to $80 million ($68 to $72 million on an after-tax basis). Upon the SAIF reaching the required reserve ratio, management expects that the Bank's SAIF deposit premium assessments would decrease substantially from the Bank's current rate of 23 cents. The Bank is unable to predict whether this, or similar, legislation will be enacted.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As discussed more fully in Item 3, "Legal Proceedings" in the Company's Registration Statement on Form S-1 dated May 15, 1996, the Bank is presently involved in an arbitration process related to the computation of the purchase price in a 1994 acquisition. The arbitration hearing was held from April 22, 1996 to April 25, 1996. Post-hearing briefs were filed on May 15, 1996. Although management of Parent Holdings believes that it will prevail in this dispute, in the event that Parent Holdings does not so prevail, the result would not be material to the consolidated financial statements of Parent Holdings.

     Parent Holdings is involved in legal proceedings on claims incidental to the normal conduct of its business. Although it is impossible to predict the outcome of any outstanding legal proceedings, the management of Parent Holdings believes that such legal proceedings and claims, individually or in the aggregate, will not have a material effect on the financial condition or results of operations of Parent Holdings.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         None

     (b) Reports on Form 8-K:

         None

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarterly period ended March 31, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.



                                       First Nationwide (Parent) Holdings Inc.



                                           /s/ Laurence Winoker
                                       ---------------------------------------
                                       By:  Laurence Winoker
                                            Vice President and
                                            Controller

                                            (Signing on behalf of the
                                            Registrant and as the
                                            Principal Accounting Officer)


June 24, 1996