Form 10-Q
period 1996-06-30
FIRST NATIONWIDE PARENT HOLDINGS INC
filed 1996-08-14
CIK 1013229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996


                                or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from        N/A         to          N/A
Commission File Number:                        333-4026

                    First Nationwide (Parent) Holdings Inc.

      (Exact name of registrant as specified in its charter)

                             Delaware                                         13-3778550
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

      38 East 63rd Street, New York, NY                          10021
(Address of principal executive offices)                       (Zip Code)

                                212-572-8500
       (Registrant's telephone number, including area code)

                                     N/A
             (Former name, former address and former fiscal year,
                         if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days X Yes No
                                              ---       ---
   The number of shares outstanding of registrant's classes of $1.00 par value common stock, as of the close of business on August 13, 1996: 1,000 shares of common stock.

                        Page 1 of 48 pages
                     Exhibit index on page: 47

              FIRST NATIONWIDE (PARENT) HOLDINGS INC.
              SECOND QUARTER 1996 REPORT ON FORM 10-Q
                         TABLE OF CONTENTS

                                                      Page No.
PART I. FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

           Consolidated Statements of Financial Condition
           June 30, 1996 (unaudited) and December 31, 1995...3

           Unaudited Consolidated Statements of Operations
           Six Months Ended June 30, 1996 and 1995...........4

           Unaudited Consolidated Statements of Operations
           Three Months Ended June 30, 1996 and 1995.........5

           Unaudited Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1996 and 1995...........6

           Notes to Consolidated Financial Statements........8

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations....14


PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings................................46

   Item 2. Changes in Securities............................47

   Item 3. Defaults Upon Senior Securities..................47

   Item 4. Submission of Matters to a Vote of
            Security Holders ...............................47

   Item 5. Other Information................................47

   Item 6. Exhibits and Reports on Form 8-K.................47

       FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 JUNE 30, 1996 and DECEMBER 31, 1995
            (dollars in thousands, except per share data)


                                                    June 30,   December 31,
                                                      1996         1995
                                                      ----         ----
             Assets                                (Unaudited)

Cash and amounts due from banks                   $  122,835   $  154,758
Interest-bearing deposits in other banks               3,405       32,778
Short-term investment securities                     101,453      125,035
                                                  ----------    ---------
   Cash and cash equivalents                         227,693      312,571

Securities available for sale, at fair value         500,019      348,561
Securities held to maturity                            4,277        1,455
Mortgage-backed securities available for sale,
   at fair value                                   1,713,474    1,477,514
Mortgage-backed securities held to maturity        1,796,520    1,524,488
Loans held for sale, net                             806,865    1,203,412
Loans receivable, net                             11,055,878    8,831,018
Covered assets                                        39,349       39,349
Investment in Federal Home Loan Bank
   ("FHLB") System                                   207,132      109,943
Office premises and equipment, net                    90,203       93,509
Foreclosed real estate, net                           76,446       48,535
Accrued interest receivable                          117,403      100,604
Intangible assets                                    146,160       18,606
Mortgage servicing rights                            381,670      241,355
Other assets                                         551,082      295,325
                                                 -----------   ----------
      Total assets                               $17,714,171  $14,646,245
                                                 ===========   ==========

      Liabilities, Minority Interest and Stockholder's Equity

Deposits                                         $ 9,035,219  $10,241,628
Securities sold under agreements to repurchase     2,185,699      969,510
Borrowings                                         5,397,981    2,392,862
Other liabilities                                    466,116      279,099
                                                  ----------  -----------
   Total liabilities                              17,085,015   13,883,099
                                                 -----------  -----------

Minority interest                                    462,423      358,991

Stockholder's equity:
   Common stock, $1.00 par value, 1,000 shares
      authorized, issued and outstanding                   1            1
   Additional paid-in capital                             --      267,055
   Net unrealized holding gain on securities
      available for sale                              19,110       50,810
   Retained earnings (substantially restricted)      147,622       86,289
                                                 -----------  -----------
      Total stockholder's equity                     166,733      404,155
                                                 -----------  -----------
      Total liabilities, minority interest
       and stockholder's equity                  $17,714,171  $14,646,245
                                                 ===========  ===========

See accompanying notes to consolidated financial statements.

        FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX MONTHS ENDED JUNE 30, 1996 and 1995
                              (Unaudited)
                             (in thousands)
                                                      1996       1995
Interest income:
   Loans receivable                                 $446,397  $397,486
   Mortgage-backed securities                        130,422   104,631
   Covered assets                                      1,413     8,825
   Loans held for sale                                32,348     2,417
   Securities and interest-bearing deposits
    in other banks                                    15,696    14,224
                                                    --------  --------
      Total interest income                          626,276   527,583
                                                    --------  --------

Interest expense:
   Deposits                                          222,656   212,776
   Securities sold under agreements to repurchase     62,310    47,985
   Borrowings                                        134,955   103,684
                                                    --------  --------
      Total interest expense                         419,921   364,445
                                                    --------  --------
      Net interest income                            206,355   163,138

Provision for loan losses                             19,800    12,000
                                                    --------  --------
   Net interest income after provision for
    loan losses                                      186,555   151,138
                                                    --------  --------
Noninterest income:
   Loan servicing fees, net                           60,765    31,285
   Customer banking fees and service charges          23,806    22,187
   Management fees                                     5,710     7,651
   Gain on sales of branches                         363,250        --
   Gain on sales of loans, net                        13,670       120
   Gain/(loss) on sales of assets                     38,458       (27)
   Other income                                       13,932     8,404
                                                    --------  --------
      Total noninterest income                       519,591    69,620
                                                    --------  --------

Noninterest expense:
   Compensation and employee benefits                110,866    81,775
   Occupancy and equipment                            25,578    28,464
   Loan expense                                       14,012     3,964
   Savings Association Insurance Fund ("SAIF")
       deposit insurance premium                      11,584    10,611
   Data processing                                     5,825     5,083
   Marketing                                           4,812     7,871
   Foreclosed real estate operations, net             (4,910)      659
   Amortization of intangible assets                   4,204       285
   Other                                              50,637    34,143
                                                    --------  --------
      Total noninterest expense                      222,608   172,855
                                                    --------  --------

Income before income taxes, extraordinary item and
   minority interest                                 483,538    47,903
Income tax expense (benefit)                         (81,975)    3,424
                                                    --------  --------
Income before extraordinary item and minority
   interest                                          565,513    44,479
Extraordinary item - gain on early extinguishment of
   FHLB advances, net                                     --     1,967
                                                     -------  --------
      Net income before minority interest            565,513    46,446
Minority interest                                    134,733    20,495
                                                    --------  --------
      Net income                                    $430,780  $ 25,951
                                                    ========  ========


See accompanying notes to consolidated financial statements.

        FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED JUNE 30, 1996 and 1995
                              (Unaudited)
                             (in thousands)
                                                      1996       1995
Interest income:
   Loans receivable                                 $225,236  $202,745
   Mortgage-backed securities                         66,104    52,768
   Covered assets                                        691     3,571
   Loans held for sale                                17,773     1,717
   Securities and interest-bearing deposits
    in other banks                                     8,296     7,326
                                                    --------  --------
      Total interest income                          318,100   268,127
                                                    --------  --------

Interest expense:
   Deposits                                          105,143   111,673
   Securities sold under agreements to repurchase     31,758    24,044
   Borrowings                                         83,304    49,520
                                                     -------  --------
      Total interest expense                         220,205   185,237
                                                    --------  --------
      Net interest income                             97,895    82,890

Provision for loan losses                              9,900     5,799
                                                    --------  --------
   Net interest income after provision for
    loan losses                                       87,995    77,091
                                                    --------  --------

Noninterest income:
   Loan servicing fees, net                           33,309    18,572
   Customer banking fees and service charges          12,003    11,868
   Management fees                                     2,405     5,335
   Gain on sales of branches                          55,345        --
   (Loss)/gain on sales of loans, net                    (22)      306
   Gain/(loss) on sales of assets                     42,970       (42)
   Other income                                        8,642     2,556
                                                    --------  --------
      Total noninterest income                       154,652    38,595
                                                    --------  --------

Noninterest expense:
   Compensation and employee benefits                 50,122    42,397
   Occupancy and equipment                            12,409    16,891
   Loan expense                                        6,255     3,051
   SAIF deposit insurance premium                      5,548     5,007
   Data processing                                     2,976     2,832
   Marketing                                           2,633     3,907
   Foreclosed real estate operations, net             (2,340)     (216)
   Amortization of intangible assets                   2,475       111
   Other                                              23,904    18,540
                                                    --------  --------
      Total noninterest expense                      103,982    92,520
                                                    --------  --------

Income before income taxes and minority interest     138,665    23,166
Income tax expense (benefit)                        (110,978)    2,743
                                                    --------  --------
      Net income before minority interest            249,643    20,423
Minority interest                                     58,610     9,735
                                                    --------  --------
      Net income                                    $191,033  $ 10,688
                                                    ========  ========

See accompanying notes to consolidated financial statements.

        FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 1996 and 1995
                              (Unaudited)
                             (in thousands)

                                                      1996       1995
                                                      ----       ----
Cash flows from operating activities:
   Net income                                      $ 430,780  $ 25,951
   Adjustments to reconcile net income to
        net cash provided by operating activities:
      Amortization of intangible assets                4,204       285
      Accretion of premiums and discounts, net        (7,413)    (3,478)
      Amortization of mortgage servicing rights       42,086    11,680
      Provision for loan losses                       19,800    12,000
      (Gain) loss on sales of assets                 (38,458)       27
      (Gain) on sales of branches                   (363,250)       --
      (Gain) loss on sale of loans, net              (13,670)      952
      (Gain) on sales of foreclosed real estate, net  (6,870)   (1,076)
      Extraordinary gain on early extinguishment
        of FHLB advances, net                             --    (1,967)
      Depreciation and amortization                      731     4,619
      FHLB stock dividend                             (3,582)   (3,954)
      Capitalization of originated mortgage
        servicing rights and excess servicing
        fees receivable                              (36,484)   (1,072)
      Purchases and originations of loans
        held for sale                             (2,435,973) (206,689)
      Proceeds from the sale of loans held
        for sal                                    2,866,484    106,611
      (Increase) decrease in other assets           (158,724)    62,257
      Decrease (increase) in accrued interest
        receivable                                     9,574     (8,906)
      Increase in other liabilities                   31,103     21,619
      Increase in minority interest                  111,355      3,203
                                                     -------   --------
        Total adjustments                             20,913     (3,889)
                                                     -------   --------
        Net cash flows provided by
           operating activities                      451,693    22,062
                                                    --------  --------

        FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 1996 and 1995
                              (Unaudited)
                             (in thousands)

                                                      1996        1995
                                                      ----        ----
Cash flows from investing activities:
      Acquisitions:
        SFFed Acquisition                            (83,184)         --
        Home Federal Acquisition                      79,044          --
        Mortgage loan servicing operations           (48,305)   (176,272)
      Purchases of securities available for sale    (255,003)   (184,857)
      Proceeds from maturities of securities
        available for sale                           114,269     221,580
      Purchases of securities held to maturity        (9,303)         --
      Proceeds from maturities of securities
        held to maturity                               1,250          --
      Purchases of mortgage-backed securities
        available for sale                           (94,858)    (19,825)
      Principal payments on mortgage-backed
        securities available for sale                304,357     210,974
      Principal payments on mortgage-backed
        securities held to maturity                  213,305          --
      Proceeds from sales of loans receivable         54,765     106,410
      Net decrease (increase) in loans receivable    836,831    (196,181)
      Decrease in covered assets                          --      61,050
      Purchases of FHLB stock, net of redemptions    (55,359)      7,161
      Purchases of office premises and equipment     (23,035)     (7,426)
      Proceeds from disposal of office premises
        and equipment                                  8,393       5,432
      Proceeds from sales of foreclosed real estate   89,374      33,298
      Purchases of mortgage servicing rights         (20,337)       (297)
                                                  ----------   ---------
        Net cash flows provided by investing
           activities                              1,112,204      61,047
                                                  ----------   ---------

Cash flows from financing activities:
      Branch Sales                                (4,585,022)         --
      Net increase in deposits                       470,623     749,826
      Proceeds from additional borrowings          5,940,747   1,974,249
      Principal payments on borrowings            (3,238,041) (2,849,645)
      Net increase in securities
        sold under agreements to repurchase          399,419     125,495
      Capital distribution                           (267,055)        --
      Dividends                                      (369,446)   (51,035)
                                                   ----------   ---------
        Net cash flows used in financing activities(1,648,775)   (51,110)
                                                   ----------   ---------

Net change in cash and cash equivalents              (84,878)     31,999
Cash and cash equivalents at beginning of period     312,571     188,783
                                                  ----------  ----------
Cash and cash equivalents at end of period        $  227,693  $  220,782
                                                  ==========  ==========

See accompanying notes to consolidated financial statements.

     FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements


(1)   Basis of Presentation

   The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three and six month periods in the prior year have been reclassified to conform with the current period's presentation.

   The accompanying consolidated financial statements include the accounts of First Nationwide (Parent) Holdings Inc. ("Parent Holdings" or the "Company"), which owns directly 80% of the voting common stock of First Nationwide Holdings Inc. ("FN Holdings"), which owns all of the common stock of First Nationwide Bank, A Federal Savings Bank ("First Nationwide" or "Bank") and the Bank's wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(2)   Acquisitions and Sales

   On February 28, 1995, the Bank (through its wholly owned mortgage bank operating subsidiary, First Nationwide Mortgage Corporation ("FNMC")), acquired a 1-4 unit residential mortgage loan servicing portfolio of approximately $11.4 billion and other assets and liabilities (the "Maryland Acquisition").

   In April 1995, the Bank acquired approximately $13 million in deposits located in Tiburon, California from East-West Federal Bank, a federal savings bank (the "Tiburon Purchase"). In August 1995, the Bank acquired three retail branches located in Orange County, California with deposit accounts totalling approximately $356 million from ITT Federal Bank, fsb (the "ITT Purchase"). On December 8, 1995, the Bank acquired four retail branches located in Sonoma County, California with associated deposit accounts of approximately $144 million from Citizens Federal Bank, a Federal Savings Bank (the "Sonoma Purchase" and, collectively with the Tiburon Purchase and the ITT Purchase, the "Branch Purchases").

   On October 2, 1995, FNMC purchased from Lomas Mortgage USA, Inc. ("LMUSA") a loan servicing portfolio of approximately $11.1 billion (including a sub-servicing portfolio of $3.1 billion), $2.9 billion of mortgage servicing rights ("MSRs"), which are rights to service mortgages held by others, which MSRs are owned by third parties who have contracted with FNMC to monitor the performance and consolidate the reporting of various other servicers (a "master servicing portfolio") and other assets (the "LMUSA 1995 Purchase"). On January 31, 1996, FNMC purchased LMUSA's remaining $14.1 billion loan servicing portfolio (including a sub-servicing portfolio of $2.4 billion), a master servicing portfolio of $2.7 billion, $5.9 million in foreclosed real estate, $46.8 million in net other servicing receivables, $2.6 million in mortgage loans, and $6.2 million in net other assets (including $1.4 million in cash and cash equivalents) for a purchase price of approximately $160.0 million payable in installments (the "LMUSA 1996 Purchase" and, together with the LMUSA 1995 Purchase, the "LMUSA Purchases").

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

                                                              Estimated
                               SFFed                  Bank    Remaining
                             Carrying  Fair Value   Carrying    Lives
                               Value   Adjustments    Value  (in years)
                            ---------  -----------  -------- ----------
                                     (dollars in thousands)

Cash and cash equivalents $  181,061  $       --  $   181,061     --
Mortgage-backed securities   918,817      11,007      929,824     1-5
Loans receivable, net      2,715,758     (23,245)   2,692,513    2-18
Office premises and
 equipment                    20,581     (10,877)       9,704    3-10
Investment in FHLB System     31,989         --        31,989      --
Foreclosed real estate, net   30,018         --        30,018      --
Accrued interest receivable   22,740         --        22,740      --
Mortgage servicing rights      2,238      13,762       16,000     2-4
Other assets                  44,938      (7,773)      37,165     2-5
Deposits                   (2,678,692)   (10,950)  (2,689,642)    1-5
Securities sold under
   agreements to repurchase  (815,291)    (3,640)    (818,931)     --
Borrowings                   (227,203)    (8,831)    (236,034)   1-17
Other liabilities             (50,805)    (5,650)     (56,455)    1-5
                           ----------   --------    ---------
                          $  196,149    $(46,197)     149,952
                          ==========    ========
Purchase price                                        264,245
                                                    ---------
Excess cost over fair value
   of net assets acquired                           $ 114,293
                                                    =========

   The purchase price for the acquisition was financed with existing cash of the Bank and other borrowings, some of which were repaid with the proceeds from the sale on February 23, 1996 of approximately $298 million in carrying value of consumer loans. In connection with the SFFed Acquisition, FN Holdings issued $140 million of 9-1/8% Senior Subordinated Notes Due 2003 (the "Senior Sub Notes") and contributed the net proceeds thereof of $133 million to the Bank as additional paid-in capital, which augmented the Bank's regulatory capital to maintain its "well-capitalized" status after the SFFed
Acquisition.

   On June 1, 1996, the Bank acquired Home Federal Financial Corporation ("HFFC"), and its wholly owned federally chartered savings association, Home Federal Savings and Loan Association of San Francisco, which, as of March 31, 1996, had approximately $717 million in assets and $626 million in liabilities and operated 15 branches in the Northern California area (the "Home Federal Acquisition," and together with the SFFed Acquisition, the "1996 Acquisitions"). The aggregate consideration paid in connection with the Home Federal Acquisition was approximately $67.8 million funded with existing cash. The following is a summary of the assets acquired and liabilities assumed in the Home Federal Acquisition at June 1, 1996:

                                                             Estimated
                               HFFC                  Bank    Remaining
                             Carrying  Fair Value  Carrying    Lives
                               Value   Adjustments   Value  (in years)
                               -----   -----------   -----  ----------
                                     (dollars in thousands)

Cash and cash equivalents  $ 146,867  $      --   $ 146,867      --
Mortgage-backed securities     4,053         (57)     3,996     1-5
Loans receivable, net        538,722       3,983    542,705    2-18
Office premises and
 equipment                     4,202      (1,560)     2,642    3-10
Investment in FHLB System      6,259         --       6,259
Foreclosed real estate, net    2,421         (72)     2,349      --
Accrued interest receivable    3,594         --       3,594      --
Mortgage servicing rights        817       1,657      2,474     2-4
Other assets                  10,016        (185)     9,831     2-5
Deposits                    (632,399)     (1,875)  (634,274)    1-5
Borrowings                   (30,000)        241    (29,759)   1-17
Other liabilities             (3,602)     (3,443)    (7,045)    1-5
                            --------    --------   --------
                            $ 50,950    $ (1,311)  $ 49,639
                            ========    ========   ========

Purchase price                                       67,823
                                                   --------
Excess cost over fair value
   of net assets acquired                          $ 18,184
                                                   ========

   The 1996 Acquisitions and the LMUSA 1996 Purchase were accounted for as purchases and, accordingly, their respective purchase prices were allocated to the assets acquired and liabilities assumed in each transaction based on estimates of fair values at the date of purchase. Since the respective dates of purchase, the results of operations related to such assets and liabilities have been included in the Company's consolidated statements of operations.

   From September through December of 1995, First Nationwide entered into contracts for the sale of its retail deposits ("Deposits") and the related retail banking assets comprised of cash on hand, loans on deposits, and facilities (collectively, "Assets") in the states of Ohio, New York, New Jersey and Michigan (collectively, the "Branch Sale Agreements") at gross prices which represent an average premium of 7.96% of the deposits sold. During the first half of 1996, all of the Branch Sale Agreements were consummated in a series of transactions, as follows (the "Branch Sales"):

                                            Carrying Value at
                   Sale                    Respective Sale Date
               Consummation   Number of    --------------------      Pre-tax
Branch Location     Date      Branches     Deposits      Assets       Gain
- ---------------     ----      --------     ---------     ------      -------
                                                        (dollars in thousands)

New York            1/12/96        7   $   416,476      $ 5,997    $  32,991
Ohio                1/19/96       28     1,392,561       20,480      130,664
New York            2/23/96        3       270,046        1,838       17,027
New York            3/15/96        5       615,572        8,083       48,933
New Jersey          3/22/96        4       501,262        6,396       35,938
New York            3/22/96       11       637,045        9,465       41,286
Michigan            6/28/96       21       799,226       15,060       56,411
                                        ----------      -------     --------
                                        $4,632,188      $67,319     $363,250
                                        ==========      =======     ========

   The Branch Sales were funded with short-term FHLB advances of $2.0 billion with a weighted average rate of 5.47%, long-term FHLB advances of $.6 billion with a weighted average rate of 5.41% maturing from April 1997 through March 1998 and securities sold under agreements to repurchase of $1.5 billion with a weighted average rate of 5.45%, supplemented by cash from operations, principally the maturity of and principal payments on securities.

   The following pro forma financial information combines the historical results of the Company as if the SFFed Acquisition, LMUSA Purchases, Branch Sales and the issuance of the Senior Sub Notes and Parent Senior Notes (as defined herein) had occurred as of the beginning of the first period presented (in thousands):

                                         Six months ended June 30,
                                         -------------------------
                                            1996         1995
                                            ----         ----
   Net interest income                     $192,487    $153,500
   Net income                               107,832      39,713
                                           ========    ========

   The gains recognized related to the Branch Sales are excluded from the above table. The pro forma information does not include the effect of the Home Federal Acquisition or the Branch Purchases because such effect is not material. The pro forma results are not necessarily indicative of the results which would have actually been obtained if the SFFed Acquisition, LMUSA Purchases, Branch Sales and the issuance of the Senior Sub Notes and Parent Senior Notes had been consummated in the past nor do they project the results of operations in any future period.

(3)   Cash, Cash Equivalents, and Statement of Cash Flows

   The Company uses the indirect method to present cash flows from operating activities. Cash paid for interest for the six months ended June 30, 1996 and 1995 was $398.6 million and $334.6 million, respectively.

   During the six months ended June 30, 1996, noncash activity consisted of transfers from loans receivable to foreclosed real estate of $72.2 million, and the transfers of certain consumer loans from loans held for sale to loans receivable (at lower of cost or market) totalling $26.8 million.

   During the six months ended June 30, 1995, noncash activity consisted of the transfer of $36.0 million from loans receivable to foreclosed real estate.

(4)   Issuance of Debt

   On January 31, 1996, FN Holdings issued $140 million of its Senior Sub Notes. The net proceeds of this offering, totalling $133 million, were contributed to the Bank as additional paid-in capital.

   On April 17, 1996, Parent Holdings issued $455 million of 12-1/2% Senior Notes due 2003 ("Parent Senior Notes"). The net proceeds of this offering totalling approximately $434 million were distributed to its parent.

(5)   Stockholder's Equity

   Dividends on the Company's common stock and capital distributions during the six months ended June 30, 1996 totalled $369.4 million and $267.1 million, respectively. Dividends on the Company's common stock during the six months ended June 30, 1995 totalled $51.0 million.

(6)   Gains on Sales of Assets

   On June 28, 1996, First Nationwide completed the sale of 2,000,000 shares of its stock of Affiliated Computer Services, Inc. ("ACS") and entered into an agreement to purchase the FDIC's interest in the remaining shares of ACS owned by the Bank. A pre-tax gain of $40.4 million resulted from this transaction.

(7)  Subsequent Events

   On July 27, 1996, FN Holdings entered into an agreement to acquire 100% of the outstanding stock of Cal Fed Bancorp Inc. ("Cal Fed") for approximately $1.2 billion (the "Cal Fed Acquisition"). Cal Fed Bancorp Inc., a savings and loan holding company, owns 100% of the common stock of California Federal Bank, A Federal Savings Bank, which at March 31, 1996, had total assets of approximately $14.3 billion and deposits of $9.5 billion operating 124 branches in California and Nevada. The acquisition is subject to shareholder and regulatory approval and is expected to close in the first quarter of 1997.

(8)  Newly Issued Accounting Pronouncements

   In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 provides guidance for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used by an entity and assets to be disposed of. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 121 effective January 1, 1996. Such adoption had no material impact on the Company's consolidated financial statements.

   On June 28, 1996, FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

   SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management has not yet analyzed SFAS No. 125 and is unable to determine the effect, if any, implementation may have on the Company's consolidated financial statements.

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

   During the first half of 1996, the Bank made significant progress in the implementation of its strategies to concentrate its retail banking operations in California and increase its mortgage banking operations. On February 1, 1996, the Bank consummated the SFFed Acquisition involving assets totalling $4.0 billion and retail deposits totalling $2.7 billion. On January 31, 1996, FNMC consummated the acquisition of a $14.1 billion loan servicing portfolio in the LMUSA 1996 Purchase. On June 3, 1996, the Bank consummated the Home Federal Acquisition involving assets totalling $.7 billion and retail deposits totalling $.6 billion. During the first half of 1996, the Bank closed the sales of all retail branches in the states of Ohio, New York, New Jersey and Michigan with associated deposit accounts totalling $4.6 billion, resulting in pre-tax gains totalling $363.3 million.

   ACQUISITIONS AND SALES

   The period-to-period comparisons set forth below, including the changes in magnitude of various items between periods, have been affected by the significant growth of the Bank through acquisitions accounted for as purchases during the periods involved and the restructuring of the Bank's retail deposit network in California resulting in the sale of certain non-California deposits funded with wholesale borrowings. See note 2 to the accompanying consolidated financial statements for information regarding the Branch Purchases, LMUSA Purchases, Branch Sales, and the 1996 Acquisitions.

   NET INCOME

   Parent Holdings reported net income for the six months ended June 30, 1996 of $430.8 million compared with net income of $26.0 million for the corresponding period in 1995 which includes $363.3 million in pre-tax gains on sales of branches, $40.4 million in pre-tax gains from the sale of ACS stock, and the recognition of a $125.0 million deferred tax benefit. Net income for the three months ended June 30, 1996 was $191.0 million compared to $10.7 million for the similar period in 1995 and includes $55.3 million in pre-tax gains on sales of branches, as well as the gain from the sales of ACS stock and the recognition of the deferred tax benefit.

   Net interest income was $98 million and $206 million, respectively, for the three and six months ended June 30, 1996, compared with $83 million and $163 million in the same periods in 1995. The increases in 1996 over 1995 are primarily due to the increased volumes of interest-bearing assets and liabilities acquired in the 1996 Acquisitions and a 26 basis point increase in the net interest margin between the two periods, offset by the increased interest expense from the Parent Senior Notes and Senior Sub Notes.

   FINANCIAL CONDITION

   During the six months ended June 30, 1996, consolidated total assets increased $3.1 billion, to $17.7 billion, from December 31, 1995, due to the assets acquired in the 1996 Acquisitions and the LMUSA 1996 Purchase. During the same period, consolidated total liabilities increased $3.2 billion, primarily due to additional liabilities assumed in the 1996 Acquisitions and the issuance of the Parent Senior Notes and the Senior Sub Notes, offset partially by a decrease in deposits related to the Branch Sales. Within total liabilities, there has been a $4.2 billion increase in borrowings and securities sold under agreements to repurchase, offset by a $1.2 billion decrease in deposits related to the net impact of Branch Sales and the 1996 Acquisitions.

   During the six months ended June 30, 1996, stockholder's equity decreased by $237.4 million. The decrease in stockholder's equity is the net result of $430.8 million in net income for the period, offset by $369.4 million in common stock dividends, $267.1 million in capital distributions during the six months ended June 30, 1996 and a decrease in the net unrealized gain on securities available for sale of $31.7 million. The decrease in the net unrealized gain on securities available for sale is primarily due to the sale of a portion of First Nationwide's ACS stock.

   The Company's non-performing assets, consisting of nonaccrual loans, net of purchase accounting adjustments and specific allowances for loan losses, and foreclosed real estate, net, increased to $236 million at June 30, 1996 compared with $220 million at December 31, 1995. Approximately $74.9 million, or 32%, of the total non-performing assets at June 30, 1996 were acquired in the 1996 Acquisitions. Total non-performing assets as a percentage of total assets decreased to 1.33% at June 30, 1996, from 1.50% of total assets at December 31, 1995.

RESULTS OF OPERATIONS

   SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995

   The following table sets forth, for the periods and at the dates indicated, information regarding the Company's consolidated average statements of financial condition, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. The information presented represents the historical activity of the Company and includes the impact of the SFFed Acquisition and the Home Federal Acquisition from their respective acquisition dates of February 1, 1996 and June 1, 1996.

                                         Six months ended
                                          June 30, 1996
                                    ----------------------------
                                    Average              Average
                                    Balance  Interest     Rate
                                    -------  --------    -------
                                       (dollars in millions)
  ASSETS

   Interest-earning assets (1):
      Securities (2)(5)            $   521     $  16       6.14%
      Mortgage-backed securities
        available for sale (5)       1,753        60       6.85
      Mortgage-backed securities
        held to maturity (5)         1,839        71       7.72
      Loans held for sale, net         876        32       7.31
      Loans receivable, net         11,073       446       8.06
      Covered assets (3)                39         1       7.14
                                    ------      ----       ----
        Total interest-earning
           assets                   16,101       626       7.78%
                                                ----       ----

   Noninterest-earning assets        1,133
                                    ------

        Total assets               $17,234
                                   =======
  LIABILITIES, MINORITY INTEREST
       AND STOCKHOLDER'S EQUITY

   Interest-bearing liabilities:
      Deposits                     $ 9,949       223       4.50%
      Securities sold under
        agreements to repurchase     2,225        62       5.59
      Borrowings (4)                 3,987       135       6.77
                                   -------      ----       ----
        Total interest-bearing
           liabilities              16,161       420       5.20
                                                ----       ----
  Noninterest-bearing liabilities      273
  Minority interest                    411
  Stockholder's equity                 389
   Total liabilities, minority
      interest and stockholder's
        equity                     $17,234
                                   =======
  Net interest income                           $206
                                                ====
  Interest rate spread                                     2.58%
                                                           ====
  Net interest margin                                      2.56%
                                                           ====
  Average equity to average assets                         2.26%
                                                           ====

                                         Six months ended
                                          June 30, 1995
                                    Average              Average
                                    Balance  Interest     Rate
                                    -------  --------    -------
                                        (dollars in millions)
  ASSETS

   Interest-earning assets (1):
      Securities (2)(5)           $    421     $  14       6.76%
      Mortgage-backed securities
         available for sale (5)         --        --        --
      Mortgage-backed securities
         held to maturity (5)        3,059       105       6.86
      Loans held for sale, net          54         2       8.97
      Loans receivable, net         10,118       397       7.85
      Covered assets (3)               283         9       6.29
                                   -------       ---       ----
        Total interest-earning
           assets                   13,935       527       7.57%
                                                 ---       ----
   Noninterest-earning assets          728
                                   -------

        Total assets               $14,663
                                   =======
  LIABILITIES, MINORITY INTEREST
    AND STOCKHOLDER'S EQUITY

   Interest-bearing liabilities:
      Deposits                     $ 9,806     $ 213       4.38%
      Securities sold under
        agreements to repurchase     1,433        48       6.75
      Borrowings (4)                 2,505       103       8.35
                                    ------       ---       ----
        Total interest-bearing
           liabilities              13,744       364       5.35
                                                 ---       ----
   Noninterest-bearing liabilities     271
   Minority interest                   325
   Stockholder's equity                323
                                    ------
      Total liabilities, minority
        interest and stockholder's
           equity                  $14,663
                                   =======
   Net interest income                          $163
                                                ====
   Interest rate spread                                    2.22%
                                                           ====
   Net interest margin                                     2.30%
                                                           ====
   Average equity to average assets                        2.20%
                                                           ====
- -----------

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

   The following table presents certain information regarding changes in interest income and interest expense of the Company during the periods indicated. The dollar amount of interest income and interest expense fluctuates depending upon changes in the respective interest rates and upon changes in the respective amounts (volume) of the Company's interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period's rate) and (ii) changes in rate (changes in average interest rate multiplied by the prior period's volume). Changes attributable to both volume and rate have been allocated proportionately.

                            Six months ended June 30, 1996 vs. 1995
                                   Increase (Decrease) Due to
                                   ---------------------------
                                   Volume      Rate        Net
                                   ------      ----        ---
                                          (in millions)
INTEREST INCOME:

   Securities                       $ 3        $ (1)      $ 2
   Mortgage-backed securities
      available for sale             60           0        60
   Mortgage-backed securities
      held to maturity              (50)         16       (34)
   Loans held for sale, net          30           0        30
   Loans receivable, net             38          11        49
   Covered assets                    (9)          1        (8)
                                     ---        ---       ---
      Total                          72          27        99
                                    ---         ---       ---

INTEREST EXPENSE:

   Deposits                           3           7        10
   Securities sold under
      agreements to repurchase       20          (6)       14
   Borrowings                        46         (14)       32
                                    ---         ---       ---
      Total                          69         (13)       56
                                    ---         ---       ---
     Change in net interest income  $ 3         $40       $43
                                    ===         ===       ===

   The volume variances in total interest income and total interest expense from the six months ended June 30, 1995 to the corresponding period in 1996 are largely due to the additional $4.2 billion in interest-earning assets acquired and $4.4 billion in interest-bearing liabilities assumed in the 1996 Acquisitions, and the issuance of the $455.0 million Parent Senior Notes and the $140.0 million Senior Sub Notes. The positive total rate variance of $40.0 million is attributed to increasing rates on adjustable-rate assets as such assets repriced to their fully-indexed yields, and the decrease in overall market rates on interest-bearing liabilities between the two periods, offset slightly by the impact of the additional wholesale borrowings used to finance the Branch Sales and the issuance of the Parent Senior Notes and the Senior Sub Notes. During the first six months of 1996, deposits totalling $4.6 billion with a weighted average rate of 4.59% were sold and replaced with $4.1 billion of FHLB advance borrowings and securities sold under agreements to repurchase with a weighted average rate of 5.45%.

   INTEREST INCOME. Total interest income was $626.3 million for the six months ended June 30, 1996, an increase of $98.7 million from the six months ended June 30, 1995. The interest-earning assets acquired in the 1996 Acquisitions resulted in total interest-earning assets for the first six months of 1996 averaging $16.1 billion, compared to $13.9 billion for the corresponding period in 1995. In addition, the yield on total interest-earning assets during the first six months of 1996 increased to 7.78% from the 7.57% yield on total interest-earning assets for the first six months of 1995.

   Parent Holdings earned $446.4 million of interest income on loans receivable for the six months ended June 30, 1996, an increase of $48.9 million from the six months ended June 30, 1995. The loans acquired in the 1996 Acquisitions contributed most of the increased interest income in 1996, and resulted in an increase in the average balance of loans receivable to $11.1 billion from $10.1 billion for the six months ended June 30, 1995. The weighted average yield on loans receivable increased to 8.06% for the first six months of 1996 from 7.85% for the same period in 1995 due to upward rate adjustments on adjustable rate residential loans as such loans repriced to their fully indexed rates, without the effect of teaser rates or annual interest rate adjustment caps.

   Parent Holdings earned $32.3 million of interest income on loans held for sale for the six months ended June 30, 1996, an increase of $29.9 million from the six months ended June 30, 1995. The increased income is the net effect of a higher average volume of loans held for sale due to increased originations from the operations acquired in the Maryland Acquisition on February 28, 1995 and the LMUSA Purchases, partially offset by a decrease in the weighted average rate of such loans. The average balance of loans held for sale was $876 million for the six months ended June 30, 1996, an increase of $822 million over the same period in 1995. The weighted average yield on loans held for sale decreased to 7.31% for the first six months of 1996 from 8.97% during the first six months of 1995 due to generally decreasing market rates during the period and the portfolio in 1996 consisting of a higher percentage of comparatively lower-rate adjustable rate loans compared to a higher fixed rate portfolio in 1995.

   Interest income on all mortgage-backed securities, including the available for sale portfolio and mortgage-backed securities held to maturity, was $130.4 million for the six months ended June 30, 1996, an increase of $25.8 million from the six months ended June 30, 1995. The average portfolio balances increased $.5 billion, to $3.6 billion, during the six months ended June 30, 1996 compared to $3.1 billion during the six months ended June 30, 1995. The weighted average yield on all mortgage-backed securities increased to 7.29% for the first six months of 1996 from 6.86% for the corresponding period in 1995, primarily due to the upward rate adjustments of adjustable rate mortgage-backed securities as the loans underlying such securities repriced to their fully indexed rates, without the effect of teaser rates or annual interest rate adjustment caps.

   The interest income from Covered Assets declined $7.4 million, to $1.4 million, for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. This decline is due to a reduction in the average volume of Covered Assets due to sales, repayments and other dispositions of Covered Assets, including the purchase of substantially all such remaining assets during the second quarter of 1995 by the Federal Deposit Insurance Corporation (the "FDIC Purchase"). The decline in income due to the lower volume is partially offset by an increase in the effective rate earned on such Covered Assets, which was 7.14% for the six months ended June 30, 1996 compared to 6.29% for the same period in 1995. The higher rate is due to the net effect of the increase in the Texas Cost of Funds ("TCOF") between the two periods, reflecting the lagging nature of TCOF over general fluctuations in market interest rates, partially offset by the reduction in the applicable margin over TCOF prescribed in the Assistance Agreement.

   Interest income from securities and interest-bearing deposits in banks was $15.7 million for the six months ended June 30, 1996, an increase of $1.5 million from the six months ended June 30, 1995. The average portfolio balances during the six months ended June 30, 1996 and 1995 increased to $521 million from $421 million, respectively, primarily due to assets acquired in the SFFed Acquisition. The weighted average yield on these assets decreased to 6.14% for the first six months of 1996 from 6.76% for the first six months of 1995, primarily due to an overall decline in market interest rates.

   INTEREST EXPENSE. Total interest expense was $419.9 million for the six months ended June 30, 1996, an increase of $55.5 million from the six months ended June 30, 1995. The increase is the result of additional interest-bearing liabilities assumed in the 1996 Acquisitions, the issuance of the Parent Senior Notes and the Senior Sub Notes, and incrementally higher rates paid on the additional borrowings incurred to replace the retail deposits sold in the Branch Sales.

   Interest expense on customer deposits, including brokered deposits, was $222.7 million for the six months ended June 30, 1996, an increase of $9.9 million from the six months ended June 30, 1995. The average balance of customer deposits outstanding increased from $9.8 billion to $9.9 billion for the six months ended June 30, 1995 and 1996, respectively. The deposits of approximately $3.8 billion acquired in the 1996 Acquisitions and the Branch Purchases increased the average balance from period to period by $2.9 billion while the $4.6 billion in deposits sold in the Branch Sales decreased the average balance from period to period by $2.8 billion due to the timing of such acquisitions and sales. The overall weighted average cost of deposits increased from 4.38% for the first six months of 1995 to 4.50% for the first six months of 1996, due principally to the effect of the deposits sold in the Branch Sales having a weighted average rate of approximately 4.59% and the deposits assumed in the 1996 Acquisitions having a weighted average rate of 5.08%, as well as slight increases in the market rates of interest paid for brokered deposits, partially offset by the impact of higher average balances of lower rate custodial transaction accounts related to the additional loan servicing acquired in the Maryland Acquisition and LMUSA Purchases.

   Interest expense on securities sold under agreements to repurchase totalled $62.3 million for the six months ended June 30, 1996, an increase of $14.3 million from the six months ended June 30, 1995. The average balance of such borrowings for the six months ended June 30, 1996 and 1995 was $2.2 billion and $1.4 billion, respectively. The increase is attributed to $.8 billion of such liabilities acquired in the 1996 Acquisitions together with $1.5 billion in additional short-term borrowings to fund the Branch Sales during 1996, offset by maturities and payoffs that were refinanced with deposits acquired from the Home Federal Acquisition and FHLB advances. The weighted average interest rate on these instruments decreased to 5.59% during the first six months of 1996 from 6.75% for the first six months of 1995, primarily due to the impact of decreases in overall market interest rates for such borrowings.

   Interest expense on borrowings totalled $135.0 million for the six months ended June 30, 1996, an increase of $31.3 million from the six months ended June 30, 1995. The increase is attributed to the net effect of a volume increase for borrowings assumed in the 1996 Acquisitions, the issuance of the Parent Senior Notes and the Senior Sub Notes and additional borrowings to replace the deposits sold in the Branch Sales, partially offset by the impact of decreases in the rates paid on such borrowings largely due to the shorter weighted average maturity of the borrowings at June 30, 1996 compared to June 30, 1995. The average balance outstanding for the six months ended June 30, 1996 and 1995 was $4.0 billion and $2.5 billion, respectively. The weighted average interest rate on these instruments decreased to 6.77% during the first six months of 1996 from 8.35% for the first six months of 1995, primarily due to the impact of decreases in overall market interest rates and the shorter average maturity of the portfolio partially offset by the higher rates on the Parent Senior Notes and the Senior Sub Notes.

   NET INTEREST INCOME. Net interest income was $206.4 million for the six months ended June 30, 1996, an increase of $43.2 million from the six months ended June 30, 1995. The interest rate spread increased to 2.58% for the six months ended June 30, 1996 from 2.22% for the six months ended June 30, 1995.

   NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, management fees and gains on the Branch Sales and on sales of assets, was $519.6 million for the six months ended June 30, 1996, an increase of $450.0 million from the six months ended June 30, 1995. Gains on sales of branches account for $363.3 million of the increase and gain from the sale of ACS stock accounts for $40.4 million of the increase.

   Loan servicing fees, net of amortization of mortgage servicing rights, were $60.8 million for the six months ended June 30, 1996, compared to $31.3 million for the six months ended June 30, 1995. This increase is due to the addition of the mortgage servicing portfolios acquired in the Maryland Acquisition, the LMUSA Purchases and the 1996 Acquisitions, as well as servicing rights originated through the increased origination capacity provided by these acquisitions. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $7.4 billion at January 1, 1995 to $27.0 billion at January 1, 1996 and to $44.9 billion at June 30, 1996. During the first six months of 1996, First Nationwide sold $2.6 billion in single-family mortgage loans originated for sale as part of its ongoing mortgage banking operations compared to $106.6 million of such sales for the corresponding period in 1995.

   Fees and service charges related to retail banking operations, consisting of depositor fees for transaction accounts, overdrafts, and miscellaneous other fees, were $23.8 million for the six months ended June 30, 1996, compared to $22.2 million for the six months ended June 30, 1995. The increase is attributed to increased revenues from the retail banking operations acquired in the Branch Purchases and the 1996 Acquisitions, offset by the impact of the Branch Sales, the bulk of which occurred late in the first quarter of 1996.

   Management fees totalled $5.7 million for the six months ended June 30, 1996, compared to $7.7 million for the six months ended June 30, 1995. The decrease is attributed principally to the reduced number of assets under management from expiration of contracts with the Resolution Trust Corporation.

   Gain on sales of branches was $363.3 million for the six months ended June 30, 1996. See note 2 to the accompanying financial statements for additional information regarding the Branch Sales.

   Gain on sales of loans was $13.7 million for the six months ended June 30, 1996, compared to a gain of $.1 million for the six months ended June 30, 1995. The increase is attributed in part to a gain of $7.5 million on the sale of $298 million of consumer loans during the first quarter of 1996. In addition, the Company experienced increased gains on sales of single-family mortgage loans due to the adoption of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment to Statement No. 65" ("SFAS No. 122"), which was adopted April 1, 1995. See "--Mortgage Banking Operations."

   Gain on sales of assets was $38.5 million for the six months ended June 30, 1996. The gain is primarily the result of a $40.4 million gain from the sale of ACS stock partially offset by a writedown recorded on certain collateralized mortgage obligations ("CMOs") in the mortgage-backed securities available for sale portfolio determined to have a permanent impairment in value.

   Other noninterest income was $13.9 million for the six months ended June 30, 1996, an increase of $5.5 million from the six months ended June 30, 1995. The increase is partially attributed to $2.3 million of interest accrued on a receivable related to the favorable outcome of an arbitration hearing and an increase of $1.6 million in dividends on FHLB stock related to an increase in the volume of such stock owned by the Bank.

   NONINTEREST EXPENSE. Total noninterest expense was $222.6 million for the six months ended June 30, 1996, an increase of $49.7 million from the six months ended June 30, 1995, principally due to increased compensation, loan expense, deposit insurance premiums, data processing and other noninterest expenses, primarily related to the growth of the Company through the various acquisitions in 1995 and the first half of 1996 and the timing of the Branch Sales.

   Total compensation and employee benefits expense was $110.9 million for the six months ended June 30, 1996, an increase of $29.1 million from the six months ended June 30, 1995, primarily attributable to $30.5 million of accruals related to a management incentive plan. The number of full time employees increased by 373 to 3,651 for the six months ended June 30, 1996, compared to the six months ended June 30, 1995. This increase is primarily due to the net impact of employee additions in the mortgage banking operations related to the servicing portfolios acquired in the LMUSA Purchases and 1996 Acquisitions, partially offset by a net reduction in retail banking employees due to the Branch Sales and the Bank's cost reduction program. The six months ended June 30, 1995 includes accruals for termination benefits of $6.6 million related to the cost reduction plan and the relocation of loan servicing operations to Frederick, Maryland from Sacramento, California.

   Occupancy and equipment expense was $25.6 million for the six months ended June 30, 1996, a decrease of $2.9 million from the six months ended June 30, 1995, attributed primarily to the decreased occupancy expenses related to the net effect of operations sold in the Branch Sales, partially offset by increased expenses due to the Maryland Acquisition and 1996 Acquisitions.

   Loan expense was $14.0 million for the six months ended June 30, 1996, an increase of $10.0 million from the six months ended June 30, 1995. The increase relates to increased expenses associated with the higher volume of loans serviced due to the LMUSA Purchases and the Maryland Acquisition. Such expenses include subservicing fees paid on acquired servicing portfolios prior to conversion to FNMC's systems and increased pass-through interest expense for loan payoffs in serviced loan pools.

   SAIF deposit insurance premiums increased $1.0 million, to $11.6 million, for the six months ended June 30, 1996. The increase is due to the higher average balance of SAIF assessable deposits outstanding in the first half of 1996 compared to 1995 due largely to the net effect of the Branch Purchases, the 1996 Acquisitions and the Branch Sales.

   Data processing expense was $5.8 million for the six months ended June 30, 1996, an increase of $.7 million from the six months ended June 30, 1995, also attributed to the 1996 Acquisitions and increased expenses associated with the higher volume of loans serviced in connection with the LMUSA Purchases and the Maryland Acquisition.

   Marketing expense was $4.8 million for the six months ended June 30, 1996, a decrease of $3.1 million from the six months ended June 30, 1995, due to reduced nationwide marketing efforts as a result of the Branch Sales.

   Foreclosed real estate operations, including gains on sales, resulted in a net gain of $4.9 million for the six months ended June 30, 1996 compared to a net loss of $.7 million for the same period in 1995. The change is attributed to a higher volume of sales at comparatively higher prices to carrying values.

   Amortization of intangible assets increased to $4.2 million for the six months ended June 30, 1996 from $.3 million for the corresponding period in 1995, primarily due to the amortization of the $132.5 million additiona1 excess cost over fair value of net assets acquired recorded in connection with the 1996 Acquisitions.

   Other noninterest expense was $50.6 million for the six months ended June 30, 1996, an increase of $16.5 million from the six months ended June 30, 1995, principally due to increased telecommunications, postage, office supplies, insurance, OTS assessments, travel and professional fees expenses, all of which are attributed primarily to the increased loan servicing activity as a result of the

Maryland Acquisition and the LMUSA Purchases. In addition, a $3.5 million accrual was recorded in 1996 related to sales tax audits. The six months ended June 30, 1995 includes the reversal of $3.6 million of excess reserves related to the Assistance Agreement.

   PROVISION FOR INCOME TAXES. During the six months ended June 30, 1996 and 1995, the Company recorded income tax benefit of $82.0 million and income tax expense of $3.4 million, respectively. As of December 31, 1995, the Company reported a net deferred tax asset of $69 million. Based on a historical earnings trend since the consummation of the FN Acquisition and future earnings expectations, management changed its judgment about the realizability of the Company's net deferred tax asset and recognized a deferred tax benefit of $125 million in the first half of 1996. In order to recognize the total net deferred tax asset recorded as of June 30, 1996, the Company must have future earnings of approximately $685 million. Included in tax expense for the six months ended June 30, 1995 is the reversal of 1993 and 1994 over accruals of Federal taxes totalling $2.2 million. The Company's effective Federal tax rates were (23)% and (3)% during the six months ended June 30, 1996 and 1995, respectively, while its statutory Federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of the utilization of net operating loss carryforwards for both periods, the reversal of 1993 and 1994 over accruals for the six months ended June 30, 1995 and the recognition of a $125 million deferred tax benefit in the first half of 1996. The Company's effective state tax rate was approximately 7% and 10% during the six months ended June 30, 1996 and 1995, respectively.

   EXTRAORDINARY ITEM. During the six months ended June 30, 1995, the Company recorded a gain of $2.0 million on the early extinguishment of $250 million in FHLB advances, net of income taxes.

   MINORITY INTEREST. Minority interest in income consists of $25.9 million in dividends on the Preferred Stock of the Bank and $108.8 million representing the portion of FN Holdings' income attributable to its class B common stock which is owned by Hunter's Glen.

   NET INCOME. The Company had net income of $430.8 million for the six months ended June 30, 1996, an increase of $404.8 million from the six months ended June 30, 1995.

   THREE MONTHS ENDED JUNE 30, 1996 VERSUS THREE MONTHS ENDED JUNE 30, 1995

   The following table sets forth, for the periods and at the dates indicated, information regarding the Company's consolidated average statements of financial condition, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. The information presented represents the historical activity of the Company and includes the impact of the Home Federal Acquisition on the financial position and the results of operations from the acquisition date of June 1, 1996 through June 30, 1996.

                                        Three months ended
                                           June 30, 1996
                                    ----------------------------
                                    Average              Average
                                    Balance  Interest     Rate
                                    -------  --------    -------
                                       (dollars in millions)
  ASSETS

   Interest-earning assets (1):
      Securities (2)(5)          $   538      $   8        5.95%
      Mortgage-backed securities
        available for sale (5)     1,775         31        6.99
      Mortgage-backed securities
         held to maturity (5)      1,855         35        7.55
      Loans held for sale, net       891         18        8.08
      Loans receivable, net       11,292        225        7.97
      Covered assets (3)              40          1        7.28
                                 -------       ----        ----
        Total interest-earning
           assets                 16,391        318        7.76
                                               ----        ----
   Noninterest-earning assets      1,207
                                 -------

        Total assets             $17,598
                                 =======
  LIABILITIES, MINORITY INTEREST
    AND STOCKHOLDER'S EQUITY

   Interest-bearing liabilities:
      Deposits                  $  9,633        105        4.37%
      Securities sold under
        agreements to repurchase   2,282         32        5.63
      Borrowings (4)               4,797         83        6.92
                                 -------        ---        ----
        Total interest-bearing
           liabilities            16,712        220        5.27
                                 -------        ---        ----
   Noninterest-bearing liabilities   170
   Minority interest                 415
   Stockholder's equity              301
                                 -------
      Total liabilities, minority
        interest and stockholder's
           equity                $17,598
                                 =======
   Net interest income                         $ 98
                                               ====
   Interest rate spread                                    2.49%
                                                           ====
   Net interest margin                                     2.39%
                                                           ====
   Average equity to average assets                        1.71%
                                                           ====

                                        Three months ended
                                           June 30, 1995
                                    ----------------------------
                                    Average              Average
                                    Balance  Interest     Rate
                                    -------  --------    -------
                                       (dollars in millions)
  ASSETS

   Interest-earning assets (1):
      Securities (2)(5)          $   424       $  7        6.90%
      Mortgage-backed securities
        available for sale (5)        --         --         --
      Mortgage-backed securities
        held to maturity (5)       3,009         53        7.05
      Loans held for sale, net        85          2        8.13
      Loans receivable, net       10,134        203        8.01
      Covered assets (3)             258          3        5.54
                                  ------        ---        ----
      Total interest-earning
        assets                    13,910        268        7.71%
                                                ---        ----
   Noninterest-earning assets        753
                                  ------
        Total assets             $14,663
                                  ======
  LIABILITIES, MINORITY INTEREST
    AND STOCKHOLDER'S EQUITY

   Interest-bearing liabilities:
      Deposits                   $ 9,949        112        4.50%
      Securities sold under
        agreements to repurchase   1,406         24        6.86
      Borrowings (4)               2,385         49        8.33
                                  ------        ---        ----
        Total interest-bearing
           liabilities            13,740        185        5.41
                                                ---        ----
   Noninterest-bearing liabilities   278
   Minority interest                 326
   Stockholder's equity              319
      Total liabilities, minority
        interest and stockholder's
           equity                $14,663
                                 =======
   Net interest income                         $ 83
                                               ====
   Interest rate spread                                    2.30%
                                                           ====
   Net interest margin                                     2.37%
                                                           ====
   Average equity to average assets                        2.18%
                                                           ====
- -----------

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

   The following table presents certain information regarding changes in interest income and interest expense of the Company during the periods indicated. The dollar amount of interest income and interest expense fluctuates depending upon changes in the respective interest rates and upon changes in the respective amounts (volume) of the Company's interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period's rate) and (ii) changes in rate (changes in average interest rate multiplied by the prior period's volume). Changes attributable to both volume and rate have been allocated proportionately.

                             Three months ended June 30, 1996 vs. 1995
                                    Increase (Decrease) Due to
                             -----------------------------------------
                                   Volume      Rate        Net
                                   ------      ----        ---
                                           (in millions)
  INTEREST INCOME:

   Securities                       $ 2         $(1)      $ 1
   Mortgage-backed securities
      available for sale             31           0        31
   Mortgage-backed securities
      held to maturity              (22)          4       (18)
   Loans held for sale, net          16           0        16
   Loans receivable, net             23          (1)       22
   Covered assets                    (4)          2        (2)
                                    ---         ---       ---
      Total                          46           4        50
                                    ---         ---       ---

   INTEREST EXPENSE:

   Deposits                          (3)         (4)       (7)
   Securities sold under
      agreements to repurchase       11          (3)        8
   Borrowings                        40          (6)       34
                                    ---         ---       ---
      Total                          48         (13)       35
                                    ---         ---       ---
        Change in net interest
          income                   $ (2)        $17       $15
                                    ====        ===       ===

   The volume variances in total interest income and total interest expense from the three months ended June 30, 1995 to the corresponding period in 1996 are largely due to the additional $4.2 billion in interest-earning assets acquired, $4.4 billion in interest-bearing liabilities assumed in the 1996 Acquisitions and the issuance of the $455.0 million Parent Senior Notes and the $140.0 million Senior Sub Notes. The positive total rate variance of $17 million is attributed to increasing rates on adjustable-rate assets as such assets repriced to their fully-indexed yields, and the decrease in overall market rates on interest-bearing liabilities between the two periods, offset slightly by the issuance of the Parent Senior Notes and the Senior Sub Notes and the impact of the additional wholesale borrowings used to finance the Branch Sales. During the second quarter of 1996, deposits totalling $.8 billion with a weighted average rate of 4.30% were sold and replaced with $.5 billion of FHLB advance borrowings and securities sold under agreements to repurchase with a weighted average rate of 5.47%.

   INTEREST INCOME. Total interest income was $318.1 million for the three months ended June 30, 1996, an increase of $50.0 million from the three months ended June 30, 1995. The interest-earning assets acquired in the 1996 Acquisitions resulted in total interest-earning assets for the three months ended June 30, 1996 averaging $16.4 billion, compared to $13.9 billion for the corresponding period in 1995. In addition, the yield on total interest-earning assets during the three months ended June 30, 1996 increased to 7.76% from the 7.71% yield on total interest-earning assets for the three months ended June 30, 1995.

   The Company earned $225.2 million of interest income on loans receivable for the three months ended June 30, 1996, an increase of $22.5 million from the three months ended June 30, 1995. The loans acquired in the 1996 Acquisitions contributed most of the increased interest income in 1996, and resulted in an increase in the average balance of loans receivable to $11.3 billion from $10.1 billion for the three months ended June 30, 1995. The weighted average yield on loans receivable decreased to 7.97% for the second quarter of 1996 from 8.01% for the same period in 1995 due to the impact of decreasing market rates during the period on the Company's adjustable rate loan portfolio.

   The Company earned $17.8 million of interest income on loans held for sale for the three months ended June 30, 1996, an increase of $16.1 million from the three months ended June 30, 1995. The increased income is the net effect of a higher average volume of loans held for sale due to increased originations from the operations acquired in the LMUSA Purchases, offset by a decrease in the weighted average rate of such loans. The average balance of loans held for sale increased to $891 million for the three months ended June 30, 1996 from $85 million for the same period in 1995. The weighted average yield on loans held for sale decreased to 8.08% for 1996 from 8.13% during the three months ended June 30, 1995 due to generally decreasing market rates during the period and the portfolio consisting of a higher percentage of comparatively lower-rate adjustable rate loans in 1996 compared to a predominantly fixed rate portfolio in 1995.

   Interest income on all mortgage-backed securities, including the available for sale portfolio and mortgage-backed securities held to maturity, was $66.1 million for the three months ended June 30, 1996, an increase of $13.3 million from the three months ended June 30, 1995. The average portfolio balances increased $.6 billion, to $3.6 billion, during the three months ended June 30, 1996 compared to $3.0 billion during the three months ended June 30, 1995. The weighted average yield on all mortgage-backed securities increased to 7.27% for the three months ended June 30, 1996 from 7.05% for the corresponding period in 1995, primarily due to the upward rate adjustments of adjustable rate mortgage-backed securities as the loans underlying such securities repriced to their fully indexed rates, without the effect of teaser rates or annual interest rate adjustment caps.

   The interest income from Covered Assets declined $2.9 million, to $.7 million, for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. This decline is due to a reduction in the average volume of Covered Assets due to sales, repayments and other dispositions of Covered Assets, including the FDIC Purchase. The decline in income due to the lower volume is partially offset by an increase in the effective rate earned on such Covered Assets, which was 7.28% for the three months ended June 30, 1996 compared to 5.54% for the same period in 1995. The higher rate is due to the net effect of the increase in the TCOF between the two periods, reflecting the lagging nature of TCOF over general fluctuations in market interest rates, partially offset by the reduction in the applicable margin over TCOF prescribed in the Assistance Agreement.

   Interest income from securities and interest-bearing deposits in banks was $8.3 million for the three months ended June 30, 1996, an increase of $1.0 million from the three months ended June 30, 1995. The average portfolio balances during the three months ended June 30, 1996 and 1995 increased to $538 million from $424 million, respectively, primarily due to the 1996 Acquisitions. The weighted average yield on these assets decreased to 5.95% for the second quarter of 1996 from 6.90% for the second quarter of 1995, primarily due to an overall decline in market interest rates.

   INTEREST EXPENSE. Total interest expense was $220.2 million for the three months ended June 30, 1996, an increase of $35.0 million from the three months ended June 30, 1995. The increase is the net result of additional interest-bearing liabilities assumed in the 1996 Acquisitions and the issuance of the Parent Senior Notes and the Senior Sub Notes, offset by lower rates due to generally decreasing market rates during the period.

   Interest expense on customer deposits, including brokered deposits, was $105.1 million for the three months ended June 30, 1996, a decrease of $6.5 million from the three months ended June 30, 1995. The average balance of customer deposits outstanding decreased from $9.9 billion to $9.6 billion for the three months ended June 30, 1995 and 1996, respectively. The deposits of approximately $3.8 billion acquired in the 1996 Acquisitions and Branch Purchases increased the average balance from period to period by $3.4 billion while the $4.6 billion in deposits sold in the Branch Sales decreased the average balance from period to period by $3.9 billion due to the timing of such acquisitions and sales. The overall weighted average cost of deposits decreased from 4.50% for the three months ended June 30, 1995 to 4.37% for the corresponding period in 1996, due principally to the impact of higher average balances of lower rate custodial transaction accounts related to the additional loan servicing acquired in the Maryland Acquisition and the LMUSA Purchases. During the three months ended June 30, 1996, the effect of the deposits sold in the Branch Sales with a weighted average rate of approximately 4.59% was offset by the deposits assumed in the 1996 Acquisitions with a weighted average rate of 5.08%, as well as slight increases in the market rates of interest paid for brokered deposits.

   Interest expense on securities sold under agreements to repurchase totalled $31.8 million for the three months ended June 30, 1996, an increase of $7.7 million from the three months ended June 30, 1995. The average balance of such borrowings for the three months ended June 30, 1996 and 1995 was $2.3 billion and $1.4 billion, respectively. The increase is attributed to $.8 billion of such liabilities acquired in the 1996 Acquisitions together with $1.5 billion in additional short-term borrowings to fund the Branch Sales during 1996 offset by maturities and payoffs that were refinanced with deposits acquired in the Home Federal Acquisition and FHLB advances. The weighted average interest rate on these instruments decreased to 5.63% during the three months ended June 30, 1996 from 6.86% for the corresponding period in 1995, primarily due to the impact of decreases in overall market interest rates for such borrowings.

   Interest expense on borrowings totalled $83.3 million for the three months ended June 30, 1996, an increase of $33.8 million from the three months ended June 30, 1995. The increase is attributed to the net effect of a volume increase for borrowings assumed in the 1996 Acquisitions, the issuance of the Senior Sub Notes and the Parent Senior Notes, and additional borrowings to replace the deposits sold in the Branch Sales, offset by the impact of decreases in the overall rates paid on such borrowings largely due to the shorter weighted average maturity of the borrowings at June 30, 1996 compared to June 30, 1995. The average balance outstanding for the three months ended June 30, 1996 and 1995 was $4.8 billion and $2.4 billion, respectively. The weighted average interest rate on these instruments decreased to 6.92% during the three months ended June 30, 1996 from 8.33% for the corresponding period in 1995, primarily due to the impact of decreases in overall market interest rates and the shorter average maturity of the portfolio as a result of financing the Branch Sales partially offset by the higher rates paid for the Senior Sub Notes and the Parent Senior Notes.

   NET INTEREST INCOME. Net interest income was $97.9 million for the three months ended June 30, 1996, an increase of $15.0 million from the three months ended June 30, 1995. The interest rate spread increased to 2.49% for the three months ended June 30, 1996 from 2.30% for the three months ended June 30, 1995.

   NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, management fees and gains on Branch Sales and on sales of assets, was $154.7 million for the three months ended June 30, 1996, an increase of $116.1 million from the three months ended June 30, 1995. Gains on sales of branches account for $55.3 million of the increase and gain from the sale of ACS stock accounts for $40.4 million of the increase.

   Loan servicing fees, net of amortization of mortgage servicing rights, were $33.3 million for the three months ended June 30, 1996, compared to $18.6 million for the three months ended June 30, 1995. This increase is due to the addition of the mortgage servicing portfolios acquired in the LMUSA Purchases and the 1996 Acquisitions, as well as servicing rights originated through the increased origination capacity provided by these acquisitions. During the three months ended June 30, 1996, First Nationwide sold $1.3 billion in single-family mortgage loans originated for sale as part of its ongoing mortgage banking operations compared to $64 million of such sales for the corresponding period in 1995.

   Fees and service charges related to retail banking operations, consisting of depositor fees for transaction accounts, overdrafts, and miscellaneous other fees, were $12.0 million for the three months ended June 30, 1996, compared to $11.9 million for the three months ended June 30, 1995. The increase is attributed to increased revenues from the retail banking operations acquired in the Branch Purchases and the 1996 Acquisitions, offset by the impact of the Branch Sales, the bulk of which occurred late in the first quarter of 1996.

   Management fees totalled $2.4 million for the three months ended June 30, 1996, compared to $5.3 million for the three months ended June 30, 1995. The decrease is attributed principally to the reduced number of assets under management from the expiration of contracts with the Resolution Trust Corporation.

   Gains on sales of branches was $55.3 million for the three months ended June 30, 1996. See note 2 to the accompanying financial statements for additional information regarding the Branch Sales.

   Gains on sales of assets was $43.0 million for the three months ended June 30, 1996. The gain is primarily the result of a $40.4 million gain from the sale of ACS stock.

   Other noninterest income was $8.6 million for the three months ended June 30, 1996, an increase of $6.1 million from the three months ended June 30, 1995. The increase is partially attributed to $2.3 million of interest accrued on a receivable related to the favorable outcome of an arbitration hearing, and an increase of $1.3 million in dividends on FHLB stock related to the increase in the volume of such stock owned by the Bank.

   NONINTEREST EXPENSE. Total noninterest expense was $104.0 million for the three months ended June 30, 1996, an increase of $11.5 million from the three months ended June 30, 1995, principally due to increased compensation, loan expense, deposit insurance premiums, data processing and other noninterest expenses, primarily related to the growth of the Bank through the various acquisitions in 1995 and the first half of 1996 and the timing of the Branch Sales.

   Total compensation and employee benefits expense was $50.1 million for the three months ended June 30, 1996, an increase of $7.7 million from the three months ended June 30, 1995. This increase is attributable, in part, to the net impact of $8.9 million of accruals related to a management incentive plan. In addition, the increase in full time employees related to the impact of employee additions in the mortgage banking operations related to the servicing portfolios acquired in the LMUSA Purchases and 1996 Acquisitions was partially offset by a net reduction in retail banking employees due to the Branch Sales. A $4.8 million accrual for termination benefits recorded in June 1995 further offsets these increases.

   Occupancy and equipment expense was $12.4 million for the three months ended June 30, 1996, a decrease of $4.5 million from the three months ended June 30, 1995, attributed primarily to the decreased occupancy expenses related to the net effect of operations sold in the Branch Sales, offset by increased expenses due to the Maryland Acquisition and 1996 Acquisitions.

   Loan expense was $6.3 million for the three months ended June 30, 1996, an increase of $3.2 million from the three months ended June 30, 1995. The increase relates to increased expenses associated with the higher volume of loans serviced due to the LMUSA Purchases and the Maryland Acquisition.

   SAIF deposit insurance premiums increased $.5 million, to $5.5 million, for the three months ended June 30, 1996. The increase is due to the higher average balance of SAIF assessable deposits outstanding in the second quarter of 1996 compared to

1995 due largely to the net effect of the Branch Purchases, the 1996 Acquisitions and the Branch Sales.

   Data processing expense was $3.0 million for the three months ended June 30, 1996, an increase of $.1 million from the three months ended June 30, 1995.

   Marketing expense was $2.6 million for the three months ended June 30, 1996, a decrease of $1.3 million from the three months ended June 30, 1995, due to reduced nationwide marketing efforts as a result of the Branch Sales.

   Foreclosed real estate operations, including gains on sales, resulted in a net gain of $2.3 million for the three months ended June 30, 1996 compared to a net gain of $.2 million for the same period in 1995. The change is attributed to a higher volume of sales at comparatively higher prices to carrying values.

   Amortization of intangible assets increased to $2.5 million for the three months ended June 30, 1996 from $.1 million for the corresponding period in 1995, primarily due to the impact of the amortization of the additional $132.5 million excess cost over fair value of net assets acquired recorded in connection with the 1996 Acquisitions.

   Other noninterest expense was $23.9 million for the three months ended June 30, 1996, an increase of $5.4 million from the three months ended June 30, 1995, principally due to increased telecommunications, postage, office supplies, travel and professional fees expenses, all of which are attributed primarily to the increased loan servicing activity as a result of the Maryland Acquisition and the LMUSA Purchases. In addition, the three months ended June 30, 1995 includes the reversal of $3.6 million of excess reserves related to the Assistance Agreement.

   PROVISION FOR INCOME TAXES. During the three months ended June 30, 1996 and 1995 the Company recorded income tax benefit of $111.0 million and income tax expense of $2.7 million, respectively. As of March 31, 1996, the Company reported a net deferred tax asset of $69 million. Based on a historical earnings trend since the consummation of the FN Acquisition and future earnings expectations, management revised its judgment about the realizability of the Company's net deferred tax asset and recognized a deferred tax benefit of $125 million in the second quarter of 1996. In order to recognize the total net deferred tax asset recorded as of June 30, 1996, the Company must have future taxable earnings of approximately $685 million. The Company's effective Federal tax rates were (81)% and 2% during the three months ended June 30, 1996 and 1995, respectively, while its statutory Federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of the utilization of net operating loss carryforwards for both periods and the recognition of $125 million deferred tax benefit in the first half of 1996. The Company's effective state tax rate was approximately 8% and 10% during the three months ended June 30, 1996 and 1995, respectively.

   NET INCOME. The Company had net income of $191.0 million for the three months ended June 30, 1996, an increase of $180.3 million from the three months ended June 30, 1995.

PROVISION FOR LOAN LOSSES

   The adequacy of the allowance for loan losses is periodically evaluated by management in order to maintain the allowance at a level that is sufficient to absorb expected loan losses. The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The Company established provisions for loan losses of $19.8 million and $12.0 million for the six months ended June 30, 1996 and 1995, respectively. The allowance for loan losses is increased by provisions for loan losses and decreased by charge-offs (net of recoveries). Activity in the allowance for loan losses for the six months ended June 30, 1996 and June 30, 1995 is as follows (in thousands):

                                     1996       1995
                                   --------  --------
Balance - January 1                $210,484  $202,780
   Additions - 1996 Acquisitions     44,793        --
   Provision for loan losses         19,800    12,000
   Charge-offs                      (33,792)  (13,757)
   Recoveries                         1,756     1,969
                                   --------  --------
Balance - June 30                  $243,041  $202,992
                                   ========  ========

   A significant portion of the Company's loans are secured by real estate located within markets where real estate prices continue to be weak. Accordingly, the ultimate collectibility of those loans is susceptible to changes in the economic conditions in such regions. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on past loan loss experience, known and inherent risks in the portfolio, potential adverse situations that may affect the borrower's ability to repay, the estimated value of underlying collateral, current and prospective economic conditions, and the remaining available balance under the Non- Performing Asset Sale Agreement (the "Put Agreement") between the Bank and Granite Management and Disposition, Inc. ("Granite"), a subsidiary of Ford Motor Company.

   Charge-offs for the six months ended June 30, 1996 increased over charge-offs for the same period in 1995 due principally to two factors. Certain credit losses that would have been realized in the first half of 1995 were avoided through the sale of a large volume of non-performing residential loans to Granite under the Put Agreement in late-1994 and early-1995. In addition, during the second quarter of 1996, the Bank sold $38.0 million of non-performing and poor-performing residential loans. The $6.3 million loss realized from the sale of these loans was recorded as a charge-off to the Company's allowance for loan losses during the quarter ended June 30, 1996.

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

   The Company actively pursues investment and funding strategies to minimize the sensitivity of its earnings to interest rate fluctuations while maintaining the flexibility required to execute its business strategies. The Bank measures the interest rate sensitivity of the balance sheet through gap and duration analysis, as well as net interest income and market value simulation, and, after taking into consideration both the variability of rates and the maturities of various instruments, evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-bearing assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, First Nationwide has continued its emphasis on the origination of adjustable rate mortgage ("ARM") products for its portfolio. Where possible, the Bank seeks to purchase assets or originate real estate loans that reprice frequently and that on the whole adjust in accordance with the repricing of its liabilities. During the six months ended June 30, 1996, most of the fixed and variable rate real estate loans originated were sold in the secondary market to provide funds for the acquisition and divestiture activity occurring during the period. At June 30, 1996, approximately 89% of First Nationwide's real estate loan portfolio consisted of ARMs.

   In connection with a 1994 acquisition, the Company acquired the rights and assumed the obligations under certain interest rate swap agreements. Under the terms of these agreements, the Company pays the variable rate based on LIBOR and receives fixed rates. During the six months ended June 30, 1996, the Company's net interest income increased by $.6 million as a result of these interest rate swap agreements, largely due to a decrease in the variable rate paid due to changing market interest rates, net of the fixed rate payments received and the amortization of the premium assigned to these agreements at the time of acquisition. For additional information, see Note 20 to the Company's 1995 consolidated financial statements filed with its Registration Statement on Form S-1.

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

   The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities), and the impact of interest rate swap agreements as of June 30, 1996. Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations such as caps on the amount that interest rates and payments on its loans may adjust and, accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the Company's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at June 30, 1996 is as follows:

                                    Maturity/Rate Sensitivity
                                  -----------------------------
                                  Within    1-5  Over 5
                                  1 Year   Years  Years   Total
                                  ------   ----- ------   -----
                                     (dollars in millions)
INTEREST-EARNING ASSETS

Securities held to maturity,
   interest-bearing deposits
   in other banks and short-
   term investment
    securities (1)(2            $   108   $   --  $  --    $  108
Securities available for
  sale (4)                          500       --     --       500
Mortgage-backed securities
   available for sale             1,713       --     --     1,713
Mortgage-backed securities held
   to maturity (1)                1,792        2      3     1,797
Loans held for sale, net (4)        807       --     --       807
Loans receivable, net (1)(3)     10,011      697    433    11,141
Covered Assets (5)                   39       --     --        39
Investment in FHLB                  207       --     --       207
                                -------  -------  -----    ------
      Total interest-earning
       assets                    15,177      699    436    16,312
Noninterest-earning assets           --       --  1,402     1,402
                                -------  -------  -----    ------
                                $15,177     $699 $1,838   $17,714
                                =======  =======  =====    ======

INTEREST-BEARING LIABILITIES

Deposits (6)                    $ 7,845  $ 1,156 $   34   $ 9,035
Securities sold under agreements
   to repurchase (1)              1,882      304     --     2,186
FHLB advances (1)                 3,622      672      7     4,301
Other borrowings (1)                140      202    755     1,097
                                -------  -------  ------   ------

   Total interest-bearing
    liabilities                  13,489    2,334    796    16,619

Noninterest-bearing liabilities      --       --    467       467
Minority interest                     8       --    454       462
Stockholder's equity                 --       --    166       166
                                -------  -------  ------   ------

                                $13,497   $2,334 $1,883   $17,714
                                =======  =======  =======  ======

Gap before interest rate swap
   agreements                     1,688   (1,635)   (360)    (307)
Interest rate swap
  agreements (7)                   (400)     400      --       --
                                -------  -------  ------   ------
Gap adjusted for interest rate
   swap agreements              $ 1,288  $(1,235) $ (360)  $ (307)
                                =======  =======  ======   ======

Cumulative gap                  $ 1,288  $    53  $ (307)  $ (307)
                                =======  =======  ======   ======

Gap as a percentage of total assets 7.3%    (7.0)%   (.2)%    (.2)%
                                    ===      ===     ===      ===
Cumulative gap as a percentage of
   total assets                     7.3%      .3%    (.2)%    (.2)%
                                    ===      ===     ===      ===

- -----------

(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of June 30, 1996. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from the Company's prepayment estimates.
(2) Consists of $4 million of securities held to maturity, $3 million of interest-bearing deposits in other banks and $101 million of short-term investment securities.
(3) Excludes allowance for loan losses of $243 million and nonaccrual loans of $157 million.
(4) As loans held and securities available for sale may be sold within one year, they are considered to be maturing within one year.
(5) Covered Assets generally reprice quarterly according to the change in TCOF, the composite cost of funds for thrift institutions in Texas. Because TCOF is generally reported on a quarterly basis, the Covered Assets are included within the one year time frame on this table.
(6) Fixed rate deposits and deposits with a fixed pricing interval are reflected as maturing in the year of contractual maturity or of first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.
(7) Agreements with notional amounts of $250 million maturing in September 1996 have no impact within the time periods presented.

   At June 30, 1996, interest-earning liabilities of the Company exceeded interest-bearing assets by approximately $307 million. At December 31, 1995, interest-earning assets of the Company exceeded interest-bearing liabilities by approximately $132 million. The change in the cumulative gap between the two periods is due principally to the 1996 Acquisitions, the Branch Sales, and the issuance of the Senior Sub Notes and the Parent Senior Notes.

LIQUIDITY

   The standard measure of liquidity in the savings industry is the ratio of cash and short-term U. S. government and other specified securities to deposits and borrowings due within one year. The OTS has currently established a minimum liquidity requirement of 5.00%. First Nationwide's liquidity ratio was 5.06% and 5.46% at June 30, 1996 and December 31, 1995, respectively.

   The Company's funds are obtained from the repayment and maturities of loans and mortgage-backed securities, customer and brokered deposits, loan sales, securities sold under agreements to repurchase, FHLB advances, and other secured and unsecured borrowings.

   A major source of the Company's funding is expected to be its retail deposit branch network, which management believes will be sufficient to meet its long-term liquidity needs. The ability of First Nationwide to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans and mortgage-backed securities, while additional funds can be obtained from a variety of sources including customer and brokered deposits, loan sales, securities sold under agreements to repurchase, FHLB advances, and other secured and unsecured borrowings. It is anticipated that FHLB advances and securities sold under agreements to repurchase will be secondary sources of funding, and management expects there to be adequate collateral for such funding requirements.

   The Company's primary uses of funds are the origination or purchase of loans, the funding of maturing certificates of deposit, demand deposit withdrawals, and the repayment of borrowings. Certificates of deposit scheduled to mature during the twelve months ending June 30, 1997 total $4.8 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at June 30, 1996, the Company had securities sold under agreements to repurchase, FHLB advances and other borrowings of $5.1 billion maturing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances at prevailing rates.

   In July 1996, FN Holdings entered into a merger agreement with Cal Fed, pursuant to which the Bank will acquire Cal Fed and its wholly owned capital stock savings bank, California Federal Bank, A Federal Savings Bank, which, at March 31, 1996, had approximately $14.3 billion in assets and $9.5 billion in deposits and operated 124 branches in California and Nevada. The aggregate consideration to be paid in connection with the Cal Fed Acquisition is estimated to be approximately $1.2 billion. FN Holdings and the Bank are currently reviewing various options for raising capital to fund the Cal Fed Acquisition. Net cash flow from operations, together with these additional funding sources, is expected to be adequate to maintain liquidity above the required levels.

   During 1994, First Nationwide issued 3,007,300 shares of preferred stock ("Preferred Stock"). Cash dividends on such Preferred Stock are noncumulative and are payable at an annual rate of 11-1/2% if, when, and as declared by the Board of Directors of the Bank. The payment of dividends by the Bank is subject to certain federal laws applicable to savings associations. Preferred Stock dividends totalling $17.3 million were declared and paid during the six months ended June 30, 1996.

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

   Parent Holdings' primary source of cash to pay the interest on and principal of its Parent Senior Notes is expected to be distributions from FN Holdings. The annual interest on the Parent Senior Notes is $56.9 million. Although Parent Holdings expects that distributions from FN Holdings will be sufficient to pay interest when due and the principal amount of the Parent Senior Notes at maturity, there can be no assurance that earnings from First Nationwide will be sufficient to make distributions to FN Holdings, or that FN Holdings will make distributions to Parent Holdings in amounts sufficient to enable Parent Holdings to pay interest on the Parent Senior Notes when due or principal of the Parent Senior Notes at maturity or that such distributions will be permitted by the terms of any debt instrument of Parent Holdings, subsidiaries then in effect, including the FN Holdings Senior Notes and Senior Sub Notes, by the terms of any class of preferred stock issued by First Nationwide, including the Bank Preferred Stock, or under applicable federal thrift laws or regulations.

   The Company anticipates that the cash flow from assets as well as other sources of funds will provide adequate liquidity in the future. In addition to cash and cash equivalents of $227.7 million at June 30, 1996, the Company has substantial additional borrowing capacity with the FHLB and other sources.

   As presented in the accompanying consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds in the first half of 1996 were sales of loans held for sale, net of originations, of $430.5 million, repayments of mortgage-backed securities totalling $517.7 million, a net decrease in loans receivable of $836.8 million, and additional borrowings (including the issuance of the Senior Sub Notes and Parent Senior Notes) and securities sold under agreements to repurchase of $6.3 billion. The primary uses of funds were the $4.6 billion funding of the Branch Sales, principal payments on borrowings of $3.2 billion, net cash paid for the 1996 Acquisitions and the LMUSA 1996 Purchase of $52.4 million, dividends paid of $369.4 million and capital distributions of $267.1 million.

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

   At June 30, 1996, the carrying value of loans that are considered to be impaired totalled $138 million (of which $31.5 million were on non-accrual status). The average recorded investment in impaired loans during the six months ended June 30, 1996 was approximately $138.5 million. For the six months ended June 30, 1996, the Company recognized interest income on those impaired loans of $7.7 million, which included $.2 million of interest income recognized using the cash basis method of income recognition.

   The following table presents the amounts, net of specific allowances for loan losses and purchase accounting adjustments, of the Company's nonaccrual loans, foreclosed real estate, troubled debt restructurings and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification.

                                         June 30, 1996
                                --------------------------------
                                Nonaccrual Impaired Restructured
                                ---------- -------- ------------
                                          (in millions)
   Real Estate:
      1-4 unit residential          $124      $ --        $  5
      5+ unit residential             15        70          66
      Commercial and other            17        68          62
      Land                            --        --          --
      Construction                    --        --          --
                                     ---      ----         ---
        Total real estate            156       138         133
   Non-real estate                     4        --          --
                                     ---      ----         ---
        Total loans, net             160      $138  (a)   $133 (b)
                                              ====        ====
   Foreclosed real estate, net        76
                                    ----
        Total non-performing assets $236
                                     ===

                                     December 31, 1995
                                --------------------------------
                                Nonaccrual Impaired Restructured
                                ---------- -------- ------------
                                          (in millions)
 Real Estate:
      1-4 unit residential          $136     $  --        $  8
      5+ unit residential             23        73         147
      Commercial and other             9        52          79
      Land                            --        --          --
      Construction                    --        --          --
                                    ----       ---        ----
        Total real estate            168       125         234
   Non-real estate                     3        --          --
                                     ---      ----        ----
        Total loans                  171      $125  (a)   $234 (b)
                                              ====        ====
   Foreclosed real estate, net        49
                                    ----
        Total non-performing assets $220
                                    ====

- -----------

   (a) Includes loans on nonaccrual status of $31.5 million and $29.6 million at June 30, 1996 and December 31, 1995, respectively, and loans classified as troubled debt restructurings of $30.9 million and $31.9 million at June 30, 1996 and December 31, 1995, respectively.
   (b) Includes nonaccrual loans of $3.6 million and $1.2 million at June 30, 1996 and December 31, 1995, respectively. At June 30, 1996, $2.9 million of these nonaccrual, troubled debt restructurings were also considered impaired. The decrease from $234 million at December 31, 1995 to $133 million at June 30, 1996 is due to loans which have been performing under the restructured terms for greater than twelve months which then cease to be reported as "restructured."

   There were no accruing loans contractually past due 90 days or more at June 30, 1996 or December 31, 1995.

   The Company's non-performing assets, consisting of nonaccrual loans (net of specific allowances for loan losses and purchase accounting adjustments) and foreclosed real estate, net, increased to $236 million at June 30, 1996 from $220 million at December 31, 1995. A significant portion of the increase is due to non-performing assets acquired in the 1996 Acquisitions, which totalled $44.4 million of non-performing loans and $30.5 million of foreclosed real estate at June 30, 1996, which includes $6.6 million of assets acquired in the LMUSA 1996 Purchase that are covered for loss under the indemnification provisions of the related contract, provided such real estate is sold prior to January 31, 1997.

   During the six months ended June 30, 1996, $30.5 million of assets were sold to Granite under the Put Agreement, leaving a remaining available balance under the Put Agreement of $81.9 million. Of the $236 million in non-performing assets at June 30, 1996, approximately $10.8 million were eligible to be sold to Granite pursuant to the Put Agreement.

   The Company continuously manages its credit risk by assessing the current and estimated future performance of the real estate markets in which it operates. The Company continues to place a high degree of emphasis on the management of its asset portfolio. The Company has three distinct asset management functions: performing loan asset management, problem loan asset management and credit review. Each of the three functions is charged with the responsibility of reducing the risk profile within the residential, commercial and multi-family asset portfolios by applying asset management and risk evaluation techniques that are consistent with the Company's portfolio management strategy and regulatory requirements. In addition to these asset management functions, the Company has a specialized credit risk management group that is charged with the development of credit policies and performing credit risk analyses for all asset portfolios.

   The following table presents non-performing real estate assets by geographic region of the country as of June 30, 1996:

                                                   Total
                      Nonaccrual   Foreclosed  Non-performing
                      Real Estate  Real Estate,  Real Estate    Geographic
                    Loans, Net (2)   Net (2)       Assets     Concentration
                    -------------- ------------    ------     --------------
                                   (dollars in millions)
   Region:
      Northeast (1)      $ 37         $15          $ 52          22.38%
      California           92          52           144          61.93
      Other regions        27           9            36          15.69
                         ----         ---          ----         ------
        Total            $156         $76          $232         100.00%
                         ====         ===          ====         ======

- -----------

   (1) Includes Connecticut, Massachusetts, Maine, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont.
   (2) Net of purchase accounting adjustments and specific allowances for loan losses.

   At June 30, 1996, the Company's largest non-performing asset was approximately $3.6 million, and it had approximately eight non-performing assets over $2 million in size with balances averaging approximately $2.6 million. Parent Holdings has approximately 1,437 non-performing assets below $2 million in size, including approximately 1,245 non-performing 1-4 unit residential assets.

   A summary of the activity in the allowance for loan losses by loan type is as follows for the six months ended June 30, 1996:

                                             5+ Unit
                                            Residential
                               1-4 Unit   and Commercial  Consumer
                              Residential   Real Estate   and Other   Total
                              -----------   -----------   ---------   -----
                                  (dollars in millions)
   Balance - December 31, 1995  $116         $ 85            $ 9      $210
      Purchases/acquisitions      11           33              1        45
      Provision for loan losses   17            1              2        20
      Charge-offs                (27)          (4)            (3)      (34)
      Recoveries                   1           --              1         2
                                ----         ----            ---      ----
   Balance - June 30, 1996      $118         $115            $10      $243
                                ====         ====            ===      ====

   Ratio of allowance for loan losses to non-performing loans:
        December 31, 1995        85.3%      265.6%         300.0%    122.8%
                                =====       =====          =====     =====
        June 30, 1996            95.2%      359.4%         250.0%    151.9%
                                =====       =====          =====     =====

MORTGAGE BANKING OPERATIONS

   The Company, through FNMC, has significantly expanded and enhanced the efficiency of its mortgage banking operations. With the consummation of the LMUSA 1996 Purchase on January 31, 1996 and the acquisition of additional single-family loan servicing portfolios in the 1996 Acquisitions, other acquisitions and the originated servicing, the single-family residential loans serviced for others totalled $44.9 billion at June 30, 1996, an increase of $17.9 billion from December 31, 1995. During the first half of 1996, the Company, through FNMC, originated and sold (generally with servicing retained) single-family residential loans totalling approximately $2.4 billion and $2.6 billion, respectively. Gross revenues from mortgage loan servicing activities for the first half of 1996 totalled $101.4 million, an increase of $59.7 million from the six months ended June 30, 1995.

   In accounting for its mortgage loan sales prior to April 1995, a gain or loss was recognized based on the sum of three components: (i) the difference between the cash proceeds of the loan sales and the carrying value of the loans; (ii) the "excess servicing", if any; less (iii) provisions for estimated losses to be incurred from limited recourse obligations, if any. Excess servicing results in a capitalized asset that is amortized as an offset to servicing fee income using the interest method over the estimated remaining lives of the loans sold.

   Effective April 1, 1995, the Company adopted SFAS No. 122, which requires that, when a mortgage loan is sold and servicing rights are retained, a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing rights based on its fair market value. This cost of originating the loan is capitalized and amortized as an offset to servicing fee income using the interest method over the estimated remaining lives of the loans sold. The net gains on sales of single-family mortgage loans during the six months ended June 30, 1996 totalled $6.2 million and included amounts related to the capitalization of originated and excess mortgage servicing rights of $36.5 million.

   The following is a summary of activity in mortgage servicing rights purchased ("Purchased"), originated ("Originated") and excess servicing fees receivable ("Excess") for the six months ended June 30, 1996 (in thousands):

                          Purchased Originated  Excess     Total
                          --------- ----------  ------     -----
Balance at
  December 31, 1995       $223,749   $16,370    $1,236   $241,355
   Additions               145,917    34,691     1,793    182,401
   Amortization            (41,083)     (772)     (231)   (42,086)
   Impairment                   --        --        --         --
                          --------   -------    ------   --------
Balance at June 30, 1996  $328,583   $50,289    $2,798   $381,670
                          ========   =======    ======   ========

   Capitalized mortgage servicing rights are amortized over the period of estimated future net servicing income. No allowance for loss due to impairment of mortgage servicing rights was necessary at June 30, 1996.

CAPITAL RESOURCES

   The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 established three capital requirements for all insured institutions: tangible capital, core capital and risk-based capital. In general, tangible capital is determined by subtracting most intangible assets from common stockholders' equity (including retained earnings) and noncumulative perpetual preferred stock. Core capital generally is the sum of tangible capital plus qualifying supervisory goodwill and certain other qualifying intangibles. Total capital generally is core capital plus a limited amount of supplementary capital such as other forms of qualifying preferred stock and qualifying subordinated debt.

   At June 30, 1996, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 6.31%, 6.31% and 12.21%, respectively. The following is a reconciliation of the Bank's stockholders' equity to regulatory capital as of June 30, 1996:

                                         Tangible    Core     Risk-based
                                          Capital   Capital    Capital
                                          -------   -------    -------
                                           (dollars in millions)
   Stockholders' equity of the Bank at
      June 30, 1996                       $1,441    $1,441      $1,441
   Unrealized holding gain on securities
      available for sale, net                (24)      (24)        (24)
   Non-qualifying loan-servicing rights      (38)      (38)        (38)
   Non-allowable capital:
      Intangible assets                     (146)     (146)       (146)
      Investment in subsidiaries              (8)       (8)         (8)
   Excess deferred tax assets               (125)     (125)       (125)
   Supplemental capital:
      Qualifying subordinated debt
       debentures                             --        --          90
      General loan loss reserves              --        --         137
   Assets required to be deducted:
      Land loans with more than
        80% LTV ratio                         --        --          (2)
                                           -----     -----       -----
   Regulatory capital of the Bank          1,100     1,100       1,325
   Minimum regulatory capital
     requirement                             262       523         868
                                           -----     -----       -----
   Excess above minimum capital
      requirement                         $  838    $  577      $  457
                                          ======    ======      ======

   Regulatory capital of the Bank           6.31%     6.31%      12.21%
   Minimum regulatory capital
     requirement                            1.50      3.00        8.00
                                            ----      ----       -----
   Excess above minimum capital
      requirement                           4.81%     3.31%       4.21%
                                            ====      ====        ====

   The amount of adjusted total assets used for the tangible and core capital ratios is $17.4 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $10.9 billion.

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

   To be considered "well capitalized," a savings institution must generally have a core capital ratio of at least 5.00%, a Tier 1 risk-based capital ratio of at least 6.00%, and a total risk-based capital ratio of at least 10.00%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2.00% or less. At June 30, 1996, First Nationwide's capital levels were sufficient for it to be considered "well capitalized":

                                                   Risk-based
                                      Core     ---------------------
                                     Capital   Tier 1  Total Capital
                                     -------   ------  -------------
   Regulatory capital of the Bank     6.31%    10.14%     12.21%
   Well capitalized ratio             5.00      6.00      10.00
                                      ----     -----      -----
   Excess above well capitalized
      ratio                           1.31%     4.14%      2.21%
                                      ====     =====      =====

   In 1995, Congress passed budget reconciliation legislation that, if enacted, would impose a one-time assessment on SAIF-insured deposits held as of March 31, 1995, in order to capitalize the SAIF to the required designated reserve ratio of 1.25% of insured deposits. The President vetoed this budget reconciliation bill. Such veto, however, was based on issues unrelated to the provisions dealing with capitalization of the SAIF. In 1995, the FDIC, which would establish the assessment rate, estimated the rate needed to capitalize the SAIF to be in the range of 85 cents to 90 cents per $100 of domestic deposits. If the assessment is enacted into law, and assessed at the rate estimated by the FDIC, after giving effect to the SFFed Acquisition, the Branch Sales, the Home Federal Acquisition, and the Branch Purchases, the effect on the Bank would be a pre-tax charge in the range of $75 to $80 million ($68 to $72 million on an after-tax basis). Such an assessment would not be expected to cause the Bank to fail to meet the capital requirements of a "well capitalized" institution based upon the Bank's regulatory capital and asset levels as of June 30, 1996. Upon the SAIF reaching the required reserve ratio, management expects that the Bank's SAIF deposit premium assessments would decrease substantially from the Bank's current rate of 23 cents. The Bank is unable to predict whether this, or similar, legislation will be enacted.

                    PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   The Company and the Bank are involved in legal proceedings on claims incidental to the normal conduct of their business. Although it is impossible to predict the outcome of any outstanding legal proceedings, management believes that such legal proceedings and claims, individually or in the aggregate, will not have a material effect on the financial condition or results of operations of the Company.

   During the second quarter of 1996, the two issues in dispute with respect to the Bank's 1994 acquisition of substantially all of the assets and liabilities of First Nationwide Bank, A Federal Savings Bank ("Old FNB"), pursuant to an asset purchase agreement ("Asset Purchase Agreement") were resolved.

   The Asset Purchase Agreement provided that the purchase price thereunder would be increased or decreased by, among other items, the increase or decrease from January 1, 1994 to September 30, 1994, in the net book value of the purchased assets acquired from Old FNB (the "Purchased Assets") and the liabilities assumed from Old FNB (the "Assumed Liabilities") as such net book value was reflected on the books and records of Old FNB in accordance with GAAP (as defined in the Asset Purchase Agreement) consistently applied with the previous accounting practices of Old FNB. The purchase price paid at closing, including that portion based upon the change in net book value from January 1, 1994 to the close of business on September 30, 1994, was an estimate provided by Old FNB.

   The more significant of the two issues previously in dispute arose from Old FNB's change in net book value from January 1, 1994, to the close of business on September 30, 1994. Specifically, in arriving at the cash purchase price, Old FNB added back to the book value of the Purchased Assets an amount of approximately $24 million which had been amortized from intangible assets and goodwill on the closing date, thereby increasing the net book value of the Purchased Assets and Assumed Liabilities and the estimated cash purchase price by $24 million. First Nationwide believed that the exclusion of the amortization of intangible assets and goodwill from the closing net book value was contrary to the express provisions of the Asset Purchase Agreement. As a result, First Nationwide did not believe that the addition by Old FNB of $24 million to the cash purchase price was proper under the terms of the Asset Purchase Agreement. On March 9, 1995, First Nationwide filed suit against Old FNB in state district court in Dallas, Texas regarding this matter. On October 16, 1995, the court in this matter granted Old FNB's motion to compel arbitration and stayed First Nationwide's court action. The arbitration process commenced in December 1995. In June 1996, First Nationwide completely prevailed in the arbitration, and in July 1996, the $24 million previously in dispute, plus interest, was remitted to the Bank.

   The other issue in dispute related to an outstanding receivable account, which First Nationwide maintained was overstated by approximately $4 million by Old FNB at September 30, 1994. In the second quarter of 1996, the parties mutually agreed upon a settlement relating to this issue. There was no material impact on the consolidated financial statements of the Company as a result of this settlement.

ITEM 2.  CHANGES IN SECURITIES.

   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

ITEM 5.  OTHER INFORMATION.

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

        None

   (b)  Reports on Form 8-K:

        None

                            SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                          First Nationwide (Parent) Holdings Inc.



                               /s/ Laurence Winoker
                           ---------------------------------------------
                           By: Laurence Winoker
                               Vice President and
                               Controller

                               (Signing on behalf of the
                               Registrant and as the
                               Principal Accounting Officer)





August 14, 1996