Form 10-K
period 1996-12-31
FIRST NATIONWIDE PARENT HOLDINGS INC
filed 1997-03-28
CIK 1013229

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------
                                   FORM 10-K
                            ----------------------
(MARK ONE)

           |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from        to
                        Commission file Number 333-4026

                    FIRST NATIONWIDE (PARENT) HOLDINGS INC.
            (Exact name of registrant as specified in its charter)

                    DELAWARE                                 13-3778550
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

     38 EAST 63RD STREET, NEW YORK, NEW YORK                    10021
    (Address of principal executive offices)                 (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 212-572-8500
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: N/A SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: N/A

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. X Yes     No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 25, 1997: N/A.

     The number of shares outstanding of each of the registrant's classes of $1.00 par value common stock, as of the close of business on March 25, 1997:
1,000 shares of common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

                                Page 1of pages
                           Exhibit index on page 154

                    FIRST NATIONWIDE (PARENT) HOLDINGS INC.
                        1996 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                    PART I
                                                                                                               Page
                                                                                                               ----


Item 1.           Business....................................................................................... 4
                     General..................................................................................... 4
                         First Nationwide (Parent) Holdings
                           General............................................................................... 5
                           Lending Activities....................................................................10
                           Non-performing Assets.................................................................18
                           Investment Activities.................................................................22
                           Sources of Funds......................................................................28
                           Other Activities......................................................................37
                           Dividend Policy.......................................................................42
                           Employees.............................................................................42
                           Competition...........................................................................42
                           Regulation of Parent Holdings.........................................................43
                           Regulation of the Bank................................................................44
                           Taxation..............................................................................52

                         Cal Fed and California Federal Bank
                           General...............................................................................54
                           Interest Rate Risk Management.........................................................55
                           Lending Activities....................................................................56
                           Loan Portfolio Risk Elements..........................................................64
                           Credit Loss Experience................................................................66
                           Real Estate Held for Sale.............................................................69
                           Investment Activities.................................................................70
                           Sources of Funds......................................................................73
                           Competition...........................................................................78
                           Subsidiaries..........................................................................79
                           Employees.............................................................................79
                           Taxation..............................................................................79
Item 2.           Properties.....................................................................................81
Item 3.           Legal Proceedings..............................................................................83
Item 4.           Submission of Matters to a Vote of Security Holders............................................83

                                                      PART II

Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters......................84
Item 6.           Selected Financial Data........................................................................85
Item 7.           Management's Discussion and Analysis
                      of Financial Condition and Results of Operations...........................................88
                         First Nationwide (Parent) Holdings
                           General...............................................................................88
                           Results of Operations.................................................................92
                           Provision for Federal and State Income Taxes.........................................101
                           Tax Effects of Dividend Payments by the Bank.........................................102

                                      FIRST NATIONWIDE (PARENT) HOLDINGS INC.
                                          1996 ANNUAL REPORT ON FORM 10-K

                                                 TABLE OF CONTENTS
                                                    (CONTINUED)

                           Provision for Loan Losses............................................................102
                           Asset/Liability Management...........................................................103
                           Liquidity............................................................................106
                           Impact of Inflation and Changing Prices..............................................109
                           Problem and Potential Problem Assets.................................................110
                           Mortgage Banking Operations..........................................................114
                           Capital Resources....................................................................114

                         Cal Fed and California Federal Bank
                           Overview.............................................................................117
                           Net Interest Income..................................................................119
                           Asset/Liability Management...........................................................124
                           Problem and Potential Problem Assets.................................................126
                           Provision for Loan Losses............................................................130
                           Other Income.........................................................................132
                           Other Expenses.......................................................................133
                           Income Taxes.........................................................................135
                           Contingencies........................................................................135
                           Liquidity and Capital Resources......................................................135
                           Capital Requirements.................................................................138
                           Goodwill Litigation..................................................................139
Item 8.           Financial Statements and Supplementary Data...................................................141
Item 9.           Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosures...................................................141

PART III

Item 10.          Directors and Executive Officers of the Registrant............................................142
Item 11.          Executive Compensation........................................................................147
Item 12.          Security Ownership of Certain Beneficial Owners and Management................................149
Item 13.          Certain Relationships and Related Transactions................................................149

                                                      PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................154

Index to Financial Statements...................................................................................F-1


                                    PART I

ITEM 1.  BUSINESS

     First Nationwide (Parent) Holdings Inc. (the "Company" or "Parent Holdings") is a holding company with no busines operations of its own. Parent Holdings' only significant asset is its 80% ownership of the common stock of First Nationwide Holdings Inc. ("FN Holdings"), a holding company which owns all of the common stock of California Federal Bank, A Federal Savings Bank, formerly First Nationwide Bank, A Federal Savings Bank ("First Nationwide" or "Bank"). As such, Parent Holdings' principal business operations are conducted by the Bank and its subsidiaries. Parent Holdings is a subsidiary of First Gibraltar Holdings Inc. ("First Gibraltar Holdings"), an indirect subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings").

     FN Holdings is 80% owned indirectly by MacAndrews Holdings, a corporation wholly owned through Mafco Holdings Inc. ("Mafco Holdings" and together with MacAndrews Holdings, "MacAndrews & Forbes") by Ronald O. Perelman, and is 20% owned by Hunter's Glen/Ford, Ltd. ("Hunter's Glen"), a Texas limited partnership controlled by Gerald J. Ford, the Chairman of the Board, Chief Executive Officer and a director of the Bank.

     First Nationwide, formerly First Madison Bank, FSB ("First Madison") and successor to First Gibraltar Bank, FSB ("First Gibraltar"), was organized and chartered as a federal stock savings bank in December 1988 under the Home Owners' Loan Act ("HOLA") to acquire substantially all of the assets and to assume deposits, secured and certain other liabilities of five insolvent Texas savings and loan associations ("Texas Closed Banks") from the FSLIC Resolution Fund ("FSLIC/RF"), as successor to the Federal Savings and Loan Insurance Corporation ("FSLIC").

     On January 3, 1997, First Nationwide Bank, A Federal Savings Bank merged with and into California Federal Bank, A Federal Savings Bank, (the "Cal Fed Acquisition"). Unless the context otherwise indicates, (i) "First Nationwide" refers to First Nationwide Bank, A Federal Savings Bank prior to the consummation of the Cal Fed Acquisition, (ii) "Cal Fed" and "California Federal" refer to Cal Fed Bancorp Inc. and California Federal Bank, A Federal Savings Bank, respectively, prior to the consummation of the Cal Fed Acquisition and (iii) the "Bank" refers to California Federal Bank, A Federal Savings Bank, the surviving entity after the consummation of the Cal Fed Acquisition.

GENERAL

     The Company's operations are significantly influenced by general economic conditions in the markets and geographic areas in which the Bank conducts its business, the monetary and fiscal policies of the federal government and the regulatory policies of certain governmental agencies. Deposit balances and the cost of borrowings are influenced by interest rates on competing investments and general market interest rates. The Company's loan volume and yields are also impacted by market interest rates on loans, the supply of and demand for housing, and the availability of funds.

     The Bank's principal business consists of operating retail deposit branches and originating and/or purchasing residential real estate loans and, to a lesser extent, certain consumer loans, and is conducted primarily in California, Florida, Nevada and Texas. The Bank actively manages its commercial real estate loans acquired through acquisitions and is active in mortgage banking and loan servicing. These operating activities are financed principally with customer deposits, secured short-term and long-term borrowings, collections on loans, asset sales and retained earnings. Refer to
Note 23 of the Company's consolidated financial statements for additional information about the Company's business segments.

     Revenues are derived from interest charged on loans, interest and dividends received on securities and mortgage-backed securities, fees received in connection with loan servicing, customer banking, securities brokerage and other customer service transactions, and asset management fees. Expenses primarily consist of interest on customer deposit accounts, interest on short-term and long-term borrowings, general and administrative expenses consisting of compensation and benefits, data processing, occupancy and equipment, communications, deposit insurance assessments, advertising and marketing, professional fees and other general and administrative expenses.

     The Bank is regulated by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"), which, through the Savings Association Insurance Fund ("SAIF"), insures the deposit accounts of the Bank. The Bank is also a member of the Federal Home Loan Bank System ("FHLBS").

FIRST NATIONWIDE (PARENT) HOLDINGS

     As of December 31, 1996, Parent Holdings had assets totalling approximately $16.6 billion. Also at December 31, 1996, First Nationwide had deposits totalling approximately $8.5 billion, and operated retail branch offices at 116 locations in three states.

     The Texas Closed Banks were purchased effective December 28, 1988 pursuant to five substantially similar acquisition agreements and an assistance agreement ("Assistance Agreement") among the FSLIC/RF, First Gibraltar, First Gibraltar Holdings and MacAndrews Holdings. Assets subject to the Assistance Agreement are known as "Covered Assets." The Assistance Agreement generally provided for guaranteed yield amounts to be paid on the book value of the Covered Assets, and paid for 90% of the losses incurred upon disposition of the Covered Assets ("Capital Loss Provision"). The remaining 10% not reimbursed, net of 10% of all asset recoveries and certain agreed-upon Covered Asset disposition fees ("Shared Gain"), was known as the "FSLIC/RF Reimbursement." In January 1992, certain provisions of the Assistance Agreement were renegotiated and amended or modified. In connection with such modification, First Gibraltar accrued the present value of the FSLIC/RF Reimbursement over the life of the Assistance Agreement, resulting in a $60 million charge to operations in 1992.

     On December 31, 1992, First Gibraltar sold or otherwise transferred a substantial portion of its business operations in Oklahoma, consisting of approximately $3 million of loans and 27 branches with $809 million in deposits in the First Gibraltar Oklahoma Sale. A gain of $19 million was recorded in connection with this sale.

     On February 1, 1993, First Gibraltar sold to Bank of America Texas, N.A. and BankAmerica Corporation (collectively, "BankAmerica") certain assets, liabilities and substantially all of the branch operations of First Gibraltar located in Texas consisting of approximately $829 million of loans and 130 branches with approximately $6.9 billion in deposits (the "BAC Sale"). A gain of $141 million was recorded in connection with this sale. In anticipation of the BAC Sale, management sold long-term interest-earning assets, primarily loans and mortgage-backed securities, based on BankAmerica's intention to acquire primarily shorter-term assets. As a result, First Gibraltar recognized gains on the sale of interest-earning assets totalling $203 million during the year ended December 31, 1992. Concurrently with the BAC Sale, First Gibraltar changed its name to First Madison Bank, FSB.

     From August 1991 through March 31, 1993, the Company conducted most of its mortgage banking operations through First Gibraltar Mortgage Holdings, Inc. ("FGMH"). Effective July 1, 1992, FGMH acquired all of the outstanding stock of the mortgage banking company, Troy and Nichols, Inc. of Monroe, Louisiana, with a servicing portfolio of 129,000 loans totalling approximately $5.9 billion. This transaction was accounted for under the purchase method of accounting. On March 31, 1993, the stock of FGMH was distributed by First Madison Bank to its then immediate parent. FGMH was subsequently sold during 1993 for a gain of approximately $95 million.

     Following the BAC Sale, and through September 1994, First Madison's principal business was the funding of the Covered Assets and the performance of its obligations under the Assistance Agreement. Subsequent to the BAC Sale, First Madison also managed four retail branches in Texas and supplemented its retail deposit base with wholesale funds from Brokered Deposits (as defined herein) and FHLB advances. In June 1995, the FDIC, as manager for the FSLIC/RF, exercised its right under the Assistance Agreement to purchase substantially all of the remaining Covered Assets as of June 1, 1995 at the fair market value of such assets and further purchased additional assets from the remaining Covered Asset portfolio in September 1995 (the "FDIC Purchase"). Any losses sustained by the Bank as a result of the FDIC Purchase have been reimbursed under the Capital Loss Coverage provision of the Assistance Agreement.

     On August 19, 1996, First Nationwide and the FSLIC/RF executed an agreement which resulted in the termination of the Assistance Agreement. Accordingly, a gain of $25.6 million was recorded.

     On April 14, 1994, First Madison entered into the Asset Purchase Agreement (the "Asset Purchase Agreement") with First Nationwide Bank, A Federal Savings Bank ("Old FNB"), an indirect subsidiary of Ford Motor Company ("Ford Motor"). On October 3, 1994, effective immediately after the close of business on September 30, 1994, First Madison acquired substantially all of the assets and certain of the liabilities (the "FN Acquired Business") of Old FNB (the "FN Acquisition") for $726.5 million. Effective on October 1, 1994, First Madison changed its name from "First Madison Bank, FSB" to "First Nationwide Bank, A Federal Savings Bank." On October 7, 1994, First Nationwide sold the FN Acquired Business' branch network in Illinois, with approximately $1.2 billion in deposits, to Household Bank, f.s.b. (the "Illinois Sale").

     First Madison financed the FN Acquisition and paid related fees and expenses with: (i) a capital contribution by FN Holdings funded with the net proceeds of (a) the issuance of FN Holdings' 12-1/4% Senior Notes Due 2001 (the "FN Holdings Senior Notes"), (b) the issuance of its class C common stock to Parent Holdings (all of which was redeemed by June 3, 1996), (ii) the net proceeds from the issuance of the Bank's 11-1/2% Noncumulative Perpetual Preferred Stock ("Preferred Stock") and (iii) existing cash and proceeds from securities sold under agreements to repurchase. See "Certain Relationships and Related Transactions."

     In connection with the FN Acquisition, management of First Nationwide developed a business strategy to enhance the value of the Bank. The key elements of the strategy include streamlining the Bank's operations to be competitive, including concentrating on opportunities in the California market and enhancing the activities that produce fee income, particularly mortgage banking. Since October 1994, as a part of this strategy, First Nationwide has consummated several acquisitions and has divested certain operations.

     In December 1994, First Nationwide's wholly-owned mortgage bank operating subsidiary, First Nationwide Mortgage Corporation ("FNMC"), entered into a series of agreements with the Resolution Trust Corporation as conservator for Standard Federal Savings Association and subsidiaries of Frederick, Maryland ("StanFed"), to acquire certain of StanFed's mortgage servicing assets and assume certain of StanFed's mortgage servicing liabilities for approximately $178 million (the "Maryland Acquisition"). As a result of the Maryland Acquisition, FNMC acquired a 1-4 unit residential mortgage loan servicing portfolio of approximately $11.4 billion (including $1.8 billion of mortgage servicing rights ("MSRs"), which are rights to service mortgages held by others, that are owned by third parties who have subcontracted to FNMC the servicing function (a "sub-servicing portfolio")) and certain other assets and liabilities. The transaction was consummated on February 28, 1995. In connection with the Maryland Acquisition, FNMC has moved its mortgage servicing operations to Maryland from its former location in Sacramento, California. Costs totalling $5.7 million associated with such consolidation are included in noninterest expense in the Company's consolidated statement of operations for the year ended December 31, 1995.

     In April 1995, First Nationwide closed substantially all of its retail mortgage loan production offices. Costs associated with such closures of approximately $2.1 million are included in noninterest expense in the Company's consolidated statement of operations for the year ended December 31, 1995.

     In April 1995, First Nationwide acquired approximately $13 million in deposits located in Tiburon, California from East-West Federal Bank, a federal savings bank (the "Tiburon Purchase"). In August 1995, First Nationwide acquired three retail branches located in Orange County, California with deposit accounts totalling approximately $356 million from ITT Federal Bank, fsb (the "ITT Purchase"). On December 8, 1995, First Nationwide acquired four retail branches located in Sonoma County, California with deposit accounts of approximately $144 million, from Citizens Federal Bank, a Federal Savings Bank (the "Sonoma Purchase" and, collectively with the Tiburon Purchase and the ITT Purchase, the "Branch Purchases"). The weighted average deposit premium paid in connection with the Branch Purchases was 3.78%.

     On October 2, 1995, FNMC purchased from Lomas Mortgage USA, Inc. ("LMUSA"), a subsidiary of Lomas Financial Corporation ("LFC"), a loan servicing portfolio of approximately $11.1 billion (including a sub-servicing portfolio of $3.1 billion), a $2.9 billion master servicing portfolio in which FNMC monitors the performance and consolidates the reporting and remittances of multiple servicers for various investors (a "master servicing portfolio") and other assets for $100.9 million, payable in installments, and the assumption of certain indebtedness secured by the acquired loan portfolio (the "LMUSA 1995 Purchase").

     On January 31, 1996, FNMC purchased LMUSA's remaining $14.1 billion loan servicing portfolio (including a sub-servicing portfolio of $2.4 billion), a master servicing portfolio of $2.7 billion, $5.9 million in foreclosed real estate, $46.8 million in net other servicing receivables, $2.6 million in mortgage loans, and $6.2 million in net other assets (including $1.4 million in cash and cash equivalents) for a purchase price of approximately $160.9 million payable in installments (the "LMUSA 1996 Purchase" and together with the LMUSA 1995 Purchase, the "LMUSA Purchases").

     During the first six months of 1996, First Nationwide consummated the sale of its retail branches in Ohio (the "Ohio Branch Sale"), New York and New Jersey (the "Northeast Branch Sale") and Michigan ((the "Michigan Branch Sale"), and together with the Ohio Branch Sale and the Northeast Branch Sale (the "Branch Sales")) at prices which represented an average premium of 7.96% of the approximately $4.6 billion of deposits sold. Deposits subject to the Branch Sales were replaced primarily with FHLB advances. First Nationwide recorded a pre-tax gain of $363.3 million in connection with the Branch Sales.

     On February 1, 1996, First Nationwide acquired SFFed Corp. ("SFFed"), a savings and loan holding company, and its wholly owned federal savings association, San Francisco Federal Savings and Loan Association ("San Francisco Federal"), (the "SFFed Acquisition"), for approximately $264.2 million. San Francisco Federal operated 35 branches in the Northern California area and at February 1, 1996, had approximately $4.0 billion in assets and approximately $2.7 billion in deposits.

     On June 1, 1996, First Nationwide acquired Home Federal Financial Corporation ("HFFC") and its wholly owned federally chartered savings association subsidiary, Home Federal Savings and Loan Association of San Francisco ("Home Federal"), (the "Home Federal Acquisition," and together with the SFFed Acquisition, the "1996 Acquisitions"). The aggregate consideration paid in connection with the Home Federal Acquisition was approximately $67.8 million. At June 1, 1996, HFFC had approximately $717 million in assets and $632 million in deposits.

     The 1996 Acquisitions and the Branch Sales contributed to the restructuring of the Bank's retail branch network consistent with its strategy of strengthening its West Coast presence. In addition, by consolidating many of the operating functions of First Nationwide and San Francisco Federal, management achieved economies of scale and cost savings.

     On July 27, 1996, FN Holdings entered into an Agreement and Plan of Merger (the "Merger Agreement"), among FN Holdings, Cal Fed and California Federal, pursuant to which on January 3, 1997, FN Holdings acquired 100% of the outstanding stock of Cal Fed and California Federal and First Nationwide merged with and into California Federal. Concurrent with the consummation of the merger, Cal Fed was liquidated. The aggregate consideration paid under the Merger Agreement consisted of approximately $1.2 billion in cash and the issuance of litigation interests. Cal Fed, a savings and loan holding company, owned 100% of the common stock of California Federal. California Federal, headquartered in Los Angeles, was a federal stock savings bank chartered under HOLA, which at December 31, 1996, had total assets of approximately $14.1 billion and deposits of $8.9 billion, and operated 119 branches in California and Nevada. Effective with the merger, the Bank's name changed to California Federal Bank, A Federal Savings Bank.

     FN Holdings financed the Cal Fed Acquisition with (i) the net proceeds of approximately $555 million from the issuance of $575 million aggregate principal amount of 10-5/8% Senior Subordinated Notes due 2003 (the "FN Holdings 10-5/8% Notes"), (ii) net proceeds of $145 million from a newly formed Delaware corporation, all the common stock of which is owned by Gerald
J. Ford, the Chairman of the Board, Chief Executive Officer and a director of the Bank ("Special Purpose Corp."), in exchange for $150 million aggregate liquidation value of FN Holdings' Cumulative Perpetual Preferred Stock ("FN Holdings Preferred Stock") and (iii) existing cash. In connection with the Cal Fed Acquisition, FN Holdings made a capital contribution to the Bank on January 3, 1997 of approximately $685 million.

     In November 1996, First Nationwide formed First Nationwide Preferred Capital Corporation ("Preferred Capital Corp.") for the purpose of acquiring, holding and managing real estate mortgage assets. All of Preferred Capital Corp.'s common stock is owned by the Bank. Preferred Capital Corp. entered into a subservicing agreement with FNMC pursuant to which FNMC will service Preferred Capital Corp.'s mortgage assets. Effective on January 6, 1997, Preferred Capital Corp. changed its name to California Federal Preferred Capital Corporation. On January 31, 1997, Preferred Capital Corp. issued $500 million of its 9-1/8% Noncumulative Exchangeable Preferred Stock (the "REIT Preferred Stock"). Preferred Capital Corp. used the proceeds from such offering to acquire mortgage assets from the Bank. Such proceeds were then used by the Bank to reduce certain borrowings.

          The following chart sets forth in simplified form the ownership structure of Parent Holdings, FN Holdings and the Bank.

                                                   ==================================================
                                                                   Ronald O. Perelman
                                                   ==================================================
                                                                         |
                                                                         |  100%
                                                                         |
                                                                         |
                                                   ==================================================
                                                                  Mafco Holdings Inc.
                                                   ==================================================
                                                                         |
                                                                         |  100%
                                                                         |
                                                                         |
                                                   ==================================================
                                                           MacAndrews & Forbes Holdings Inc.
                                                                ("MacAndrews Holdings")
                                                   ==================================================
                                                                         |
                                                                         |  100%
                                                                         |
                                                                         |
                                                   ==================================================
                                                         Trans Network Insurance Services Inc.
                                                                        ("TNIS")
                                                  (formerly "First Gibraltar (Parent) Holdings Inc.")
                                                   ==================================================
                                                                         |
                                                                         | 100%
                                                                         |
                                                                         |
                                                   ==================================================
                                                            First Gibraltar Guarantor Corp.
                                                   ==================================================
                                                                         |
                                                                         |  100%
                                                                         |
                                                                         |
                                                   ==================================================
                                                             First Gibraltar Holdings Inc.
                                                              ("First Gibraltar Holdings")
                                                   ==================================================
                                                                         |
                                                                         |  100%
                                                                         |
                                                                         |
                                                   ==================================================
                                                        FIRST NATIONWIDE (PARENT) HOLDINGS INC.
                                                                  ("PARENT HOLDINGS")
           ==================================      ==================================================     ==========================
                Hunter's Glen/Ford Ltd.                                  |  80%*                             Holder of FN Holdings
                    (Hunter's Glen)                                      |                                      Preferred Stock
           ==================================                            |                                 =========================
                       |   20%*                                          |                     100% of preferred stock  |
                       |-------------------------------------------------|                                              |
                                                                         |                                              |
                                                   ==================================================                   |
                                                             First Nationwide Holdings Inc.          -------------------|
                                                                    ("FN Holdings")
                                                   ==================================================
                                                                         |
           ==================================                            |  100%
             Holders of the Preferred Stock                              |
           ==================================                            |
                        |  100% of preferred stock                       |
                        |                                                |
                        |                                                |
                        |                                                |
                        |                          ==================================================
                        |                                       California Federal Bank,
                        |--------------------------       A Federal Savings Bank ("the Bank")
                                                               as successor by merger to
                                                     First Nationwide Bank, A Federal Savings Bank
                                                   ==================================================

     *Hunter's Glen, a limited partnership controlled by Gerald J. Ford, Chairman of the Board, Chief Executive Officer and a director of the Bank, owns 100% of the class B common stock of FN Holdings, representing 20% of its voting common stock (representing approximately 15% of the voting power of its common stock), and Parent Holdings beneficially owns 100% of the class A common stock of FN Holdings, representing 80% of its voting common stock (representing approximately 85% of the voting power of its common stock).

LENDING ACTIVITIES

     During the period between the BAC Sale and the FN Acquisition, First Nationwide's lending activity was limited. Loan originations focused on second lien home improvement lending, with a limited number of residential mortgage loans made. In addition, First Nationwide made loans to address special community housing needs through its Community Reinvestment Act ("CRA") program.

     Since the FN Acquisition, First Nationwide's principal lending activity has been the origination of adjustable and fixed rate mortgage loans secured by residential properties. To a lesser extent, First Nationwide also originates consumer loans consisting principally of adjustable rate home equity lines of credit. The current commercial lending activity of First Nationwide is limited to restructuring and refinancing of existing portfolio loans, and multi-family loans originated under its affordable housing program. First Nationwide also participates in a number of other affordable housing programs and initiatives.

     The Bank's residential loans are originated by FNMC. Throughout this document, references to the Bank and its residential loan origination or servicing activities relate to functions performed by FNMC. In April 1995, FNMC concluded that the costs of operating retail offices outweighed the benefits and, accordingly, closed substantially all of its retail mortgage production offices. Residential loans continue to be originated through FNMC's wholesale origination offices (wherein loans are acquired from independent loan brokers) and the Bank's retail branches. FNMC originates adjustable rate mortgage ("ARM") loans on single-family residential properties which in the case of ARMs originated prior to September 30, 1995, have generally been held for investment, and fixed rate loans, which are generally held for sale to the secondary mortgage market. Subsequent to September 30, 1995 and through December 31, 1996, however, substantially all of the ARMs originated were sold in the secondary market to provide funds for the acquisition and divestiture activity occurring during the period. On October 2, 1995, FNMC acquired the correspondent loan purchase operation of LMUSA as well as contracts to administer various housing bond and other private mortgage lending programs.

     The Bank generates consumer loan applications at its retail branches. In addition, the Bank conducts direct-mail solicitations, principally of its existing customers, for both secured and, to a much lesser extent, unsecured revolving loans. All consumer loan processing, servicing and collection operations are centralized at a facility in Oak Brook, Illinois. This function is expected to be relocated to Sacramento, California during the third quarter of 1997.

     The following table reflects, for the periods indicated, the net change in the total principal balances of loans receivable outstanding, excluding loans held for sale, for the Company and its subsidiaries:


                                                                       Year Ended December 31,
                                                                 ---------------------------------
                                                                  1996         1995          1994
                                                                  ----         ----          ----
                                                                            (in millions)
Real estate loans originated:
   Loans to purchase existing property                              $   220     $    959      $     419
   Loans for construction, including loans in process                    10           --             --
                                                                  ---------  -----------   ------------
        Total real estate loans originated                              230          959            419
Other loans originated                                                  184          224             61
Loans purchased                                                       3,930          751         11,753
                                                                    -------    ---------        -------
        Total loans originated and purchased                          4,344        1,934         12,233
Loans sold, securitized, repaid and foreclosed:
   Loans sold (1)                                                     (121)        (380)          (155)
   Loans securitized                                                     --        (376)        (1,339)
   Loan repayments and payoffs                                      (2,117)      (1,922)          (387)
   Loan foreclosures                                                  (147)         (93)           (25)
                                                                  --------    ---------     ----------
        Total loans sold, securitized, repaid and foreclosed        (2,385)      (2,771)        (1,906)
Other changes in loans receivable                                     (520)        (308)           (40)
                                                                  --------     --------     ----------

   Net increase/(decrease) in loans receivable (2)                   $1,439    $ (1,145)        $10,287
                                                                     ======    ========         =======

------------------

     (1) Includes loans sold pursuant to the Put Agreement (as defined herein) totalling $112.4 million, $199.5 million and $188.1 million in 1996, 1995 and 1994, respectively.
     (2) Excludes allowance for loan losses, purchase accounting adjustments, unearned discounts and loan fees, and loans in process.

     Interest Rates, Terms and Fees

     The Bank offers a variety of ARM products with the objectives of (i) matching, as closely as possible, the interest rate sensitivity of its assets with the interest rate sensitivity of its interest-bearing liabilities and
(ii) maintaining a relatively stable net interest margin in varied interest rate environments. In response to consumer demand, and in order to diversify its loan portfolio and help to control its future interest rate risk, the Bank's loan portfolio includes several ARM products which vary as to (i) the frequency and amount of periodic interest rate changes and (ii) the minimum and maximum rates applied to a particular loan. ARMs have the advantage of reducing an institution's sensitivity to interest rate fluctuations. However, they also present certain risks not associated with traditional fixed rate mortgages, such as adjustments in interest rates which could cause payment increases that some borrowers might be unable to service.

     The Bank attempts to mitigate the credit risks associated with mortgage lending activities by the use of strict underwriting standards. Substantially all residential loans originated are underwritten to conform with standards adopted by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), or other secondary market investors. Accordingly, the Bank's underwriting standards include loan-to-value ("LTV") ratios and maximum loan amounts for both fixed rate loans and ARMs that closely mirror secondary market requirements. Generally, where these standards differ, specific compensating factors are required. With respect to ARMs, the Bank underwrites the borrower's ability to pay at the maximum second year payment rate, consistent with secondary market requirements.

     In addition to the interest earned on its loans, the Bank charges fees for loan originations, loan prepayments and modifications, late payments, changes of property ownership and other similar services. The amount of this fee income varies with the volume of loan originations, prepayments, the general economic conditions affecting the portfolio and other competitive factors affecting the mortgage market.

     Generally, late charges are assessed when payments are delinquent. On loans secured by residential properties, these charges are generally limited to 4% to 6% of the overdue payment of principal and interest and cannot be imposed until the payment is more than 15 days late, in accordance with the contractual terms of the loans and regulatory requirements in effect when the loans were made.

     Composition of Loan Portfolio

     The composition of the Company's loan portfolio, excluding loans held for sale and Covered Assets, is set forth in the following table, at the dates indicated:

                                                             At December 31,
                                      -----------------------------------------------------------
                                       1996           1995        1994          1993         1992
                                       ----           ----        ----          ----         ----
                                                              (in millions)
     Real estate loans:
         1-4 unit residential       $  6,118       $ 5,423      $ 5,612          $19         $ 40
         5+ unit residential           2,164         1,854        2,178           --           --
         Commercial real estate        1,978         1,716        2,015           10          138
         Land                             11             9           15           --           --
         Construction                      6            --            8           --           --
                                     --------      -------       ------         ----         ----
              Total real estate loans  10,277        9,002        9,828           29          178
                                     --------      -------       ------          ---         ----
     Equity-line and consumer loans      308           171          492            5          631
     Commercial loans                     29             2            1           --           90
                                    --------       -------      -------          ---          ---
              Total loans receivable  10,614         9,175       10,321           34          899
                                    --------       -------      -------          ---         ----
     Less:
         Unearned discounts and loan
           fees                           (5)         (19)          --            3           55
         Loans in process                 --            --           --           --           52
         Allowance for loan losses       247           210          203            2           14
         Purchase accounting
           adjustments, net              150           153          151           --            1
                                     -------       -------      -------         ----         ----
              Loans receivable, net  $10,222       $ 8,831      $ 9,967          $29         $777
                                     =======       =======      =======          ===         ====

     The following table presents the Company's real estate loan portfolio (excluding loans held for sale), by collateral type, by interest rate type and by state concentration at December 31, 1996:


                           1-4 unit              5+ unit             Commercial
                         Residential           Residential            and Other        Total Real
                     ------------------    ------------------    -----------------      Estate       % of
       State         Variable     Fixed    Variable     Fixed    Variable    Fixed      Loans       Total
       -----         --------     -----    --------     -----    --------    -----     ----------  --------
                                                (dollars in millions)
California               $3,712       $459     $1,301       $106     $1,490      $123    $  7,191      69.97%
New York                    350         63        202         78         44        36         773       7.53
Illinois                     96         61         36          5         35        17         250       2.43
Florida                      86         33         34         18         23         7         201       1.95
Ohio                         74         65         23          5         30         1         198       1.92
New Jersey                   99         23         49          4          8         3         186       1.81
Hawaii                      168         18         --         --         --        --         186       1.80
Washington                   55          7         47          1         24        --         134       1.30
Colorado                     69         31         --         --         --        --         100       0.98
Texas                        55         33         --         --         --        --          88       0.86
Other states (1)            412        149        202         53        125        29         970       9.45
                       --------      -----   --------     ------   --------    ------  ----------   --------
   Total                 $5,176       $942     $1,894       $270     $1,779      $216     $10,277     100.00%
                         ======       ====     ======       ====     ======      ====     =======     ======

---------------
     (1) Real estate loans involving property located in 40 states, Puerto Rico and the District of Columbia; not more than 1.0% of the total amount of such loans are located in any one state.

     The following table summarizes the Company's loan portfolio, excluding loans held for sale, at December 31, 1996, based upon various contractually scheduled principal payments allocated to the indicated maturity categories. This table does not reflect expected prepayments.


                                                  Due            Over One
                                                Within          But Within           Over
                                               One Year         Five Years        Five Years          Total
                                               --------         ----------        ----------          -----
                                                                (in millions)
     Real estate loans:
         1-4 unit residential
              Fixed rate                        $  13          $     98          $   831         $     942
              Variable rate                         3                34            5,139             5,176
         5+ unit residential
              Fixed rate                           22                72              176               270
              Variable rate                       156               511            1,227             1,894
         Commercial real estate and other
              Fixed rate                           28                70              118               216
              Variable rate                       230               579              970             1,779
                                                -----          --------         --------         ---------
                  Total                           452             1,364            8,461            10,277
     Commercial and consumer loans:
              Fixed rate                           26                14               14                54
              Variable rate                        44                17              222               283
                                               ------         ---------         --------        ----------
                  Total                            70                31              236               337
                                               ------         ---------         --------        ----------

                  Total loans receivable         $522            $1,395           $8,697           $10,614
                                                 ====            ======           ======           =======

     Residential Lending

     The Bank currently offers three primary residential ARM programs and a variety of fixed rate programs with maturities ranging from 15 to 30 years. Adjustable rate programs include loans which: (i) provide for monthly interest rate adjustments, after the third or sixth month from inception of the loan, based on the Federal Home Loan Bank ("FHLB") 11th District Cost of Funds, (ii) provide for annual rate adjustments based upon the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year or (iii) provide for semi-annual rate adjustments based on the weekly average of the secondary market rates on six-month negotiable certificates of deposit. Some ARMs offer an option to convert to a fixed rate after the first year through the fifth year of the loan term. A variety of features are incorporated into ARM loans to protect borrowers from unlimited adjustments in interest rates and payments. All ARMs have lifetime caps which limit the amount of rate increases over the life of the loan. ARMs whose rates adjust annually have rate caps which limit the amount that rates can change to two percentage points per year. Loans which adjust monthly based upon the FHLB 11th District Cost of Funds limit payment changes to no more than 7.5% of the payment amount per year. This may lead to monthly payments which are less than the amount necessary to amortize the loan to maturity at the interest rate in effect for any particular month. In the event that the monthly payment is not sufficient to pay interest accruing on the loan during the month, this deficiency is added to the loan's principal balance (i.e., negative amortization). The total outstanding principal balance for a particular loan is not allowed to exceed 110% of the original loan amount as a result of negative amortization. If the loan reaches 110% of the original loan amount, the loan payment is recalculated to the payment sufficient to repay the unpaid principal balance in full at the maturity date. As of December 31, 1996, First Nationwide's capitalized interest relative to such residential loans was approximately $4.0 million. This amount represents approximately .69% of the approximately $.6 billion of residential ARMs that have the potential to experience negative amortization. The Bank also originates 15 and 30 year fully amortizing fixed rate residential loans under a variety of fixed rate programs, primarily for resale in the secondary mortgage market. When loans are sold, FNMC normally retains the servicing of the loan. See "--Mortgage Banking Operations" for a further discussion of these activities.

     Multi-family, Commercial and Other Real Estate Lending

     While the Bank currently originates multi-family, commercial and other real estate loans only as they relate to affordable housing programs, the Bank's loan portfolio includes loans secured by multi-family residential, commercial, industrial and unimproved real property. Such loans were principally acquired through acquisitions. The Bank's variable rate multi-family and commercial real estate loans have a maximum amortized loan term of 30 years with some loans having balloon payments due in one to fifteen years. ARMs primarily adjust with the FHLB 11th District Cost of Funds or the six-month Treasury Bill indices with a monthly or semi-annual rate adjustment. The terms and characteristics of the ARMs originated for multi-family and commercial real estate lending purposes are similar to those for residential lending. As such, many of the same risks and protections related to residential borrowers are present in the multi-family and commercial real estate portfolios, including the potential for negative amortization. Negative amortization for multi-family and commercial real estate loans is allowed to increase the outstanding principal balance to 110% of the original loan amount. If the loan reaches 110% of the original loan amount, all future interest rate increases will increase the monthly payment to amortize the loan over the remaining life of the loan. At December 31, 1996, First Nationwide's capitalized interest relative to such loans was approximately $.8 million, which represents approximately .05% of the $1.7 billion of multi-family and commercial real estate loans that have the potential to experience negative amortization.

     Real estate loans secured by multi-family and commercial property represent a significant portion of the Bank's portfolio. Management periodically reviews the multi-family and commercial real estate loan portfolio. At December 31, 1996 and 1995, the multi-family and commercial real estate loan portfolio totalled $4.1 billion and $3.6 billion, respectively. Included in the multi-family and commercial real estate loan portfolio at December 31, 1996 are $26.4 million of loans with credit enhancement wherein the lead participant subordinated its minority interest in a pool of loans to First Nationwide's interest in the corresponding pool of loans. No loans are subject to repurchase by the seller in the event such loans become 90 days delinquent.

     The Company's potential for loss on the multi-family and commercial loan portfolio acquired from Old FNB and, to a lesser extent, the residential mortgage loan portfolio acquired from Old FNB, was mitigated to the extent of the remaining balance under the Non-Performing Asset Sale Agreement (the "Put Agreement") entered into by First Nationwide with a subsidiary of Ford Motor Company, the owner of Old FNB, in connection with the FN Acquisition. The Put Agreement expired on November 30, 1996 and was fully utilized by First Nationwide. The aggregate purchase price of assets which have been put to Granite, representing the outstanding principal balance, accrued interest and certain other expenses, equals $500 million, including assets put to Granite by Old FNB from January 1 through October 1, 1994.

     In addition to managing its own asset portfolio, at December 31, 1996 and 1995, First Nationwide and its wholly owned subsidiary, FGB Realty Advisors, Inc. ("FGB Realty"), managed non-performing loan (principally multi-family and commercial real estate) and asset portfolios totalling $1.0 billion and $1.3 billion, respectively, for investors. Revenues related to such activities are reflected as management fees in the accompanying statements of operations. Certain of this servicing was acquired from Old FNB, which had sold loans with certain recourse provisions. The recourse liability was assumed by First Nationwide in the FN Acquisition and at December 31, 1996, the balance of multi-family and commercial real estate loans sold with recourse totalled $160.7 million.

     Consumer Lending

     The Bank's consumer loan originations are primarily concentrated in home equity lending. The portfolio is geographically dispersed and correlates closely to retail deposit branch distribution. At December 31, 1996, the home equity portfolio totalled $243 million, or 78.9%, of the total consumer loan portfolio of $308 million. At December 31, 1996, there were no consumer loans held for sale. At December 31, 1995, the home equity portfolio totalled $399 million, or 80.3% of the total consumer loan portfolio of $497 million.

     The Bank offers an adjustable, prime interest rate-based home equity line of credit on owner-occupied residential properties. In determining the amount of credit to be extended, all loans secured by the collateral properties are aggregated and compared to the appraised value of the properties. The Bank's policy is to extend credit up to a maximum combined LTV ratio of 80%.

     Other consumer loan products include fixed rate home equity installment loans; adjustable prime rate-based home equity loans, which while secured, are based on repayment ability and credit history; auto and boat loans; unsecured lines of credit; overdraft protection; and the Bank's loans secured by certificates of deposit.

     Loans Held for Sale

     The carrying value of First Nationwide's loans held for sale portfolio consisted of the following at December 31, 1996 and 1995:

                                                               1996             1995
                                                               ----             ----
                                                                  (in millions)
     Single-family residential mortgage loans                  $825            $   877
     Consumer loans, primarily home equity loans                 --                326
                                                            -------           --------
                                                               $825             $1,203
                                                               ====             ======

     Loans held for sale are carried at the lower of cost or market value. Substantially all ARMs originated subsequent to September 30, 1995 were sold or held for sale in the secondary market in anticipation of the 1996 Acquisitions, the Branch Sales and the Cal Fed Acquisition. Prior to that time, most ARMs originated were held by First Nationwide for investment. The consumer loans held for sale generally represent loans in states where First Nationwide has sold the retail deposits.

     Origination of Residential Loans

     The Bank originates residential loans principally through the efforts of wholesale origination offices where loans are purchased from independent loan brokers and, to a lesser degree, staff loan agents. To promote continuity of customer service, help meet credit needs and to increase opportunities to sell customer deposit and other financial services offered by the Bank and its subsidiaries, loan inquiries from retail branch customers and "walk-in" applicants are encouraged. These inquiries are initially processed by retail branch office personnel, with support provided by regional lending offices. The residential loan agents are compensated principally on a commission basis. Closed mortgage loans are also acquired by FNMC through a correspondent lending organization acquired from LMUSA in October 1995.

     The majority of real estate loans originated by the Bank had LTV ratios of 80% or less at the time of origination. The Bank has originated loans with LTV ratios of up to 95%, with the portion of the loan exceeding 80% guaranteed by private mortgage insurance, the premiums of which are paid monthly by the borrower. Certain exceptions to this guideline have been made for low and moderate income borrowers. However, the amount of loans subject to such exceptions is not significant in terms of the Bank's total loan originations. The value of the property offered as security for a mortgage loan is determined by a professionally qualified appraiser approved by the Bank, who may or may not be an employee of the Bank. As further security for its loan, the Bank requires title insurance and fire and casualty insurance on all loans secured by liens on real property. The Bank also requires flood insurance on any loan secured by real property if the property lies within a U.S. Housing and Urban Development Department ("HUD") designated flood hazard area.

     Mortgage Banking Operations

     Mortgage banking operations have been an integral part of the business activities of First Nationwide since the FN Acquisition. FNMC was incorporated in June 1994 as a wholly owned operating subsidiary of the Bank. In the FN Acquisition, First Nationwide acquired certain of Old FNB's residential mortgage operations, which were transferred to FNMC in exchange for a combination of debt and equity held by the Bank.

     Mortgage banking activities allow the generation of fee income without the associated capital retention requirements attributable to traditional real estate lending activities. Generally, the Bank originates fixed rate residential loans for sale in the secondary mortgage market. ARMs originated prior to September 30, 1995 were generally held by First Nationwide for investment. Subsequent to September 30, 1995, however, substantially all of the fixed and variable rate loans originated were sold in the secondary market to provide funds for the acquisition and divestiture activity occurring during the period. The Bank employs forward sale hedging techniques to minimize the interest rate and pricing risks associated with the origination and sale of fixed rate loans.

     At the time of origination, management identifies residential loans that are expected to be sold in the foreseeable future. At December 31, 1996, management had identified $825.3 million of single-family residential real estate loans as held for sale. These loans have been classified as assets held for sale in the consolidated statement of financial condition at December 31, 1996 and are recorded at the lower of aggregate amortized cost or market value. At December 31, 1996, First Nationwide had forward commitments to sell loans totalling $707.9 million. In addition, $284.2 million of the loans held for sale were funded under pre-existing purchase commitments.

     The servicing portfolio of FNMC (excluding loans serviced for First Nationwide) approximates $43.1 billion and 722,895 loans as of December 31, 1996. Substantially all of FNMC's loans are serviced in a 220,000 square-foot facility in Frederick, Maryland.

     Since the FN Acquisition, First Nationwide has sold fixed rate and adjustable rate loans secured by residential properties to FNMA, FHLMC, and private investors. Mortgage loan sales totalled $5.0 billion and $1.4 billion in 1996 and 1995, respectively.

     Old FNB occasionally sold loans under recourse provisions; such liability was assumed by the Bank in the FN Acquisition. As of December 31, 1996, the balance of single-family residential loans sold with certain recourse provisions was $330.2 million.

     The Bank, through FNMC, has generally retained the right to service the loans it has sold. FNMC collects from the borrower payments of principal and interest and, after retaining a servicing fee, remits the balance to the investors.

     In accounting for its mortgage loan sales prior to April 1, 1995, a gain or loss was recognized based on the sum of three components: (i) the difference between the cash proceeds of the loan sales and First Nationwide's book value of the loans; (ii) the "excess servicing," if any; less (iii) provisions for estimated losses to be incurred from limited recourse obligations, if any. Excess servicing results in a capitalized asset that reflects the discounted present value of any difference between the interest rate received from the borrower and the interest rate passed through to the purchaser of the loan, less a "normal servicing fee" (dependent upon loan type), which is retained as compensation for future servicing costs. The amount of excess servicing recognized in any particular loan sale depends significantly upon three factors upon which estimates or assumptions must be employed: (i) the estimated life of the loans, (ii) the discount rate used in calculating discounted present value, and (iii) the "normal servicing fee."

     The excess servicing asset is amortized in proportion to and over the period of estimated net servicing income. The Bank monitors the prepayments on the loans serviced for investors and reduces the balance of the asset if the actual prepayments are in excess of the estimated prepayment trends used to record the original asset. The Bank's assumptions relative to prepayment speed, discount and servicing fee rates are revised periodically to reflect current market conditions and regulatory requirements.

     Effective April 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122") which requires that, when a mortgage loan is sold and servicing rights are retained, a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing rights based on its fair market value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Parent Holdings--General--Accounting Changes" for a description of SFAS No. 122.

     At December 31, 1996, FNMC owned rights to service approximately $39.7 billion of whole loans, participation interests and mortgage-backed securities for others. These loans had an average balance of $54,732, a weighted average coupon rate of 8.33%, a weighted average maturity of 269 months and a service fee spread of .477%. The greater than 30 day delinquency rate on these loans at December 31, 1996 was 3.74%. First Nationwide subserviced for others approximately $3.4 billion of whole loans, participation interests and mortgage-backed securities. These loans had an average balance of $74,513, a weighted average coupon rate of 8.19% and a weighted average remaining maturity of 281 months. The servicing fee collected on these loans is passed through to the primary servicer with First Nationwide retaining a flat subservice fee that is netted out of the monthly remittance. Although First Nationwide has no risk for loans subserviced, the greater than 30 day delinquency rate on these loans is 9.25%. For the year ended December 31, 1996, gross revenue for such servicing activities totalled $155.4 million.

     A decline in long-term interest rates generally results in an acceleration in mortgage loan prepayments. Higher than anticipated levels of prepayments generally cause the accelerated amortization of mortgage servicing rights and generally will result in the reduction of the market value of mortgage servicing rights and in the Bank's servicing fee income. In order to reduce the sensitivity of its earnings to interest rate and market value fluctuations, First Nationwide initiated a program to hedge the change in value of its servicing rights based on changes in interest rates. At December 31, 1996, First Nationwide through FNMC, was a party to several interest rate floor contracts maturing on October 15, 2001 and November 15, 2001. First Nationwide paid counterparties a premium in exchange for cash payments in the event that the 10-year Constant Maturity Treasury rate falls below the strike price. At December 31, 1996, the notional amount of the interest rate floors was $500 million and the strike prices were 5.0% and 6.5%. In addition, First Nationwide, through FNMC, entered into principal-only swap agreements with a notional amount of $69 million. The estimated market value of the interest rate floor contracts and swaps designated as hedges against mortgage servicing rights at December 31, 1996 were $3.3 million and $.1 million, respectively.

     On October 2, 1995, FNMC purchased the stock of Lomas Mortgage Services Inc., (now known as FNMC Mortgage Services, Inc.), in the LMUSA 1995 Purchase, which is a 33% owner of Lomas Mortgage Partnership LP ("LMP" now known as First Nationwide Mortgage Partnership LP) and its managing general partner. LMP owns the mortgage servicing rights to approximately $3.1 billion of loans serviced for FNMA, GNMA, FHLMC and private investors. LMP's investment in such servicing rights and its other assets are partially funded by independent bank lines of credit totalling approximately $27 million. LMP has no employees or physical operations but discharges its obligations under its servicing contracts under a subservicing contract with FNMC. See "--General."

NON-PERFORMING ASSETS

     The Bank's exposure to losses relative to certain assets acquired in the FN Acquisition that became non-performing or otherwise problematic prior to November 30, 1996 was mitigated to the extent that First Nationwide was able to put such loans to Granite under the Put Agreement. See "-- Other Activities -- the Put Agreement."

     Classification of Assets

     Savings institutions are required to classify their assets on a regular basis, establish prudent allowances for loan losses and make quarterly reports of troubled asset classification to the OTS. Assets must be classified as "pass," "special mention," "substandard," "doubtful" or "loss." An asset is generally designated as "special mention" if potential weaknesses are identified that, if left uncorrected, would result in deterioration of the repayment prospects for the asset. An asset, or a portion thereof, is generally classified as "substandard" if it possesses a well-defined weakness which could jeopardize the timely liquidation of the asset or realization of the collateral at the asset's book value. Thus, these assets are characterized by the possibility that the institution will sustain some loss if the deficiencies are not corrected. An asset, or portion thereof, is classified as "doubtful" if identified weaknesses make collectibility or liquidation in full highly questionable and improbable. An asset, or a portion thereof, that is considered to be uncollectible is classified "loss." It should be noted that the Bank does not maintain assets in a loss classification category; rather, the carrying value of all troubled assets is reduced by any amount considered to be uncollectible. The OTS has the authority to approve, disapprove or modify any asset classification or any amount established as an allowance pursuant to such classification. Savings institutions must maintain adequate general valuation allowances in accordance with generally accepted accounting principles and federal regulations for assets classified as "substandard" or "doubtful" and either immediately write off assets classified as "loss" or establish specific valuation allowances equal to the amounts classified as "loss."

     The Bank has a comprehensive process for classifying assets and asset reviews are performed on a periodic basis. Such reviews are prioritized according to an asset's risk characteristics, such as loan size, collateral type and/or location, and potential and actual performance problems. The objective of the review process is to identify significant trends and determine the levels of loss exposure to the Bank that would require increases to specific and general valuation allowances.

     Loan Portfolio Risk Elements

     When a borrower fails to make a contractually required payment on a loan, the loan is characterized as delinquent. In most cases delinquencies are cured promptly; however, foreclosure proceedings, and in some cases workout proceedings, are generally commenced if the delinquency is not cured. The procedures for foreclosure actions vary from state to state, but generally if the loan is not reinstated within certain periods specified by statute, the property securing the loan can be acquired through foreclosure by the lender. While deficiency judgments against the borrower are available in some of the states in which the Bank originates loans, the value of the underlying collateral property is usually the principal source of recovery available to satisfy the loan balance.

     In general, loans are placed on nonaccrual status after being contractually delinquent for more than 90 days. When a loan is placed on nonaccrual status, all interest accrued but not received is reversed and the loan is considered non-performing. The Bank may modify or restructure a loan as a result of a borrower's inability to service the obligation under the original terms of the loan agreement.

     The following table indicates the carrying value of First Nationwide's loans, excluding Covered Assets , which have been placed on nonaccrual status, as well as the carrying value of foreclosed real estate, at the dates indicated:

                                                                                   December 31
                                                         ----------------------------------------------------
                                                         1996        1995        1994        1993        1992
                                                         ----        ----        ----        ----        ----
                                                                          (dollars in millions)
     Non-performing loans:
         Real estate:
              1-4 unit residential                        $146        $136        $133        $ 2       $  7
              5+ unit residential                           13          23          24          9         --
              Commercial and other                           9           9          11         --         --
              Land                                          --          --           7         --         --
              Construction                                   1          --           2         --         --
                                                       -------     -------     -------      -----      -----
                  Total real estate                        169         168         177         11          7
         Equity-line and consumer                            3           3           4         --          4
                                                       -------      ------     -------      -----      -----
              Total non-performing loans                   172         171         181         11         11
     Foreclosed real estate, net                            52          49          37         --         --
                                                        ------     -------      ------      -----      -----
              Total non-performing assets                 $224  (a)   $220        $218        $11        $11
                                                          ====        ====        ====        ===        ===

     Non-performing loans as a percentage
         of First Nationwide's total loans                1.69%       1.94%       1.81%     37.61% (b)  1.42%
                                                          ====        ====        ====       =====      ====

     Non-performing assets as a percentage
         of First Nationwide's total assets               1.37%       1.50%       1.49%       .98%       .12%
                                                          ====        ====        ====        ===        ===

------------------

     (a) Includes $75 million of non-performing assets acquired in the SFFed and Home Federal Acquisitions and in the LMUSA 1996 Purchase.

     (b) The significant increase in the percentage of non-performing loans to total loans at December 31, 1993 from December 31, 1992 reflects the decrease in loans receivable from $899 million at December 31, 1992 to $34 million at December 31, 1993. The level of the total non-performing assets over that time period remained relatively constant.

     Interest income of $4.9 million was received and recognized for nonaccrual loans during the year ended December 31, 1996, instead of $13.7 million which would have been recognized had the loans performed in accordance with their original terms. First Nationwide has had no loans contractually past due 90 days or more on accrual status in the past five years.

     The following table indicates loans classified by First Nationwide as troubled debt restructurings, net of purchase accounting adjustments, and excluding Covered Assets, at the dates indicated:

                                                                At December 31,
                                                   ---------------------------------------
                                                 1996       1995      1994      1993      1992
                                                 ----       ----      ----      ----      ----
                                                                 (in millions)
         Real estate:
              1-4 unit residential              $   3     $    8     $  19       $--       $--
              5+ unit residential                  68        147       204        --        --
              Commercial and other                 54         79       110        --        --
                                                -----      -----      ----      ----      ----

                  Total restructured loans       $125       $234      $333       $--       $-
                                                 ====       ====      ====       ===       ==

     For the year ended December 31, 1996, interest income of $13.0 million was recognized on restructured loans instead of the $13.4 million which would have been recognized had the loans been performing in accordance with their original terms. There were no non-real estate restructured loans in any of the past five years.

     Allowance for Loan Losses

     The Bank charges current earnings with a provision for estimated credit losses on loans receivable to bring the total allowance to a level deemed appropriate by management. The provision considers both specifically identified problem loans and credit risks not specifically identified in the loan portfolio. The allowance for loan losses is based on such factors as the financial condition of the borrowers, the fair value of the loan collateral, recourse to guarantors, analysis of delinquency trends, geographic and collateral-type concentrations, past loss experience, regulatory policies, and other factors related to the collectibility of the Company's loan portfolio.

     The following table summarizes activity in First Nationwide's allowance for loan losses during the periods indicated:

                                                                Year ended December 31,
                                                 ---------------------------------------------------------
                                                 1996          1995         1994         1993         1992
                                                 ----          ----         ----         ----         ----
                                                                             (in millions)
     Balance at beginning of period              $210         $203        $    2         $  15       $   24
         Purchases, net                            39           --           202            --           --
         Provision for loan losses                 40           37             6             1           16
         Charge-offs:
              1-4 unit residential                (35)         (28)          (4)            --          (11)
              5+ unit residential and
                  commercial real estate (a)       (4)          --           (4)            --           --
              Consumer and other                   (6)          (5)          (1)            (1)          (7)
              Non-real estate commercial           --           --            --            (1)          (1)
                                              -------      -------       -------        ------     --------
                  Total charge offs               (45)         (33)          (9)            (2)         (19)
                                                ------        -----      -------        ------      -------
         Recoveries                                 3            3             2             1            2
                                              -------       ------       -------       -------      -------
              Net charge-offs                     (42)         (30)          (7)            (1)         (17)
                                                ------        -----      -------        ------      -------
         Allowance for losses assigned
              to loans sold                        --           --            --           (13)          (8)
                                              -------      -------       -------         -----     --------
     Balance at end of period                    $247         $210          $203         $   2       $   15
                                                 ====         ====          ====         =====       ======

------------------

     (a) Lack of activity for the years ended December 31, 1996 and 1995 is principally due to the existence of the Put Agreement.

     The following table sets forth the allocation of First Nationwide's allowance for loan losses at the dates indicated:

                                                                   Year ended December 31,
                                                 ---------------------------------------------------------
                                                 1996          1995         1994         1993         1992
                                                 ----          ----         ----         ----         ----
                                                                             (in millions)
     Specific reserves:
         Real estate loans:
         1-4 unit residential                  $   --       $    1         $   4          $--         $  2
         5+ unit residential and
           commercial real estate                   6           --            --           --           --
                                              -------      -------       -------         ----        -----
              Total specific reserves               6            1             4           --            2
                                              -------      -------       -------         ----        -----
     General reserves:
         Real estate loans:
         1-4 unit residential                     123          115           105            2           13
         5+ unit residential and
           commercial real estate                 109           85            85           --           --
                                                -----       ------        ------          ---         ----
              Total real estate loans             232          200           190            2           13
         Equity-line and consumer loans             9            9             9           --           --
                                              -------      -------       -------          ---        -----
              Total general reserves              241          209           199            2           13
                                                -----        -----         -----          ---         ----
     Total allowance for loan losses             $247         $210          $203           $2          $15
                                                 ====         ====          ====           ==          ===

     The table below provides First Nationwide's ratios of net charge-offs on loans during the period indicated to average outstanding loan balances for the years indicated:


                                                                Year ended December 31,
                                                 ---------------------------------------------------------
                                                 1996          1995         1994         1993         1992
                                                 ----          ----         ----         ----         ----
     Real estate:
         1-4 unit residential                    0.55%          0.47%        0.06%       1.26%        1.13%
         5+ unit residential and
              commercial real estate             0.09            --          0.10        0.19         0.01
     Consumer and other                          1.86           1.00         0.23        0.24         0.94
     Non-real estate commercial                    --            --            --        1.29         1.06

     Impaired Loans

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Parent Holdings--General--Accounting Changes" for a discussion of SFAS No. 114 (as defined therein) and First Nationwide's impaired loans as of December 31, 1996 and 1995.

INVESTMENT ACTIVITIES

     The Bank is required by OTS regulations to maintain a specified minimum amount of liquid assets which may be invested in specified securities. The Bank is also permitted to invest in certain other types of securities. Securities balances (including cash equivalent securities) exceeding minimum federal requirements are subject to change over time based on the Bank's asset/liability funding needs and interest rate risk management objectives. The Bank's liquidity levels take into consideration anticipated future cash flows and all available sources of credit. Liquidity is maintained at levels appropriate to assure future flexibility in meeting anticipated funding needs including deposit withdrawal requests, loan funding commitments, and other investment or restructuring requirements.

     During 1993 to 1996 the OTS required members of the Federal Home Loan Bank System to maintain on a monthly basis eligible liquid assets as defined by federal regulations in an amount equal to or greater than 5% of average deposits and borrowings due within one year. Under applicable law, this liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%, and the OTS has the authority to prescribe liquidity requirements for different classes of savings institutions, which classes may be determined in accordance with criteria selected by the OTS. First Nationwide was in compliance with this regulation throughout 1996.

     Cash Equivalents

     The Bank sells federal funds, purchases securities under agreements to resell, and invests in interest-bearing deposits in other banks from time to time to help meet the Bank's liquidity requirements and as temporary holdings until the funds can be otherwise deployed or invested.

     Securities Available for Sale

     Parent Holdings adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115") effective January 1, 1994. On November 15, 1995, the Financial Accounting Standards Board ("FASB") issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the "Special Report"). The Special Report provided all entities an opportunity to reassess their ability and intent to hold securities to maturity and allowed a one-time reclassification of securities from held-to-maturity to available-for-sale without "tainting" the remaining held-to-maturity securities (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Parent Holdings--General--Accounting Changes"). On December 29, 1995, the Company reclassified $231.8 million in carrying value of U.S. government and agency securities from held-to-maturity to securities available for sale, and recorded an increase of $1.9 million and $.5 million in stockholder's equity and minority interest-Hunter's Glen, respectively, for the net unrealized gain on such securities.

     The following summarizes the amortized cost and estimated fair value of the Company's securities available for sale at the dates indicated (in thousands):

                                                                            December 31, 1996
                                                   -----------------------------------------------------------------
                                                                  Gross        Gross         Net
                                                   Amortized   Unrealized   Unrealized   Unrealized     Carrying
                                                     Cost         Gains       Losses        Gain         Value
                                                     ----         -----       ------        ----         -----
   Marketable equity securities                      $  27,034      $34,954    $     --      $34,954      $  61,988
   U.S. government and agency obligations              480,317          936      (1,222)        (286)       480,031
                                                     ---------   ----------    --------    ---------      ---------

         Total                                        $507,351      $35,890     $(1,222)      34,668      $542,019
                                                      ========      =======     ========                   ========
   Minority interest - Hunter's Glen                                                          (6,240)
   Estimated tax effect                                                                       (3,466)
                                                                                            --------
      Net unrealized holding gain
         in stockholder's equity                                                             $24,962
                                                                                             =======


                                                                           December 31, 1995
                                                    -------------------------------------------------------------
                                                                 Gross         Gross          Net
                                                    Amortized   Unrealized   Unrealized   Unrealized     Carrying
                                                      Cost        Gains        Losses        Gain         Value
                                                      ----        -----        ------        ----         -----
   Marketable equity securities                      $  34,000     $80,068      $ --         $ 80,068      $114,068
   U.S. government and agency obligations              231,794       2,768      (69)            2,699       234,493
                                                     ---------    --------      ---          --------     ---------

         Total                                        $265,794     $82,836      $(69)          82,767      $348,561
                                                      ========     =======      ====                       ========
   FDIC portion of unrealized gain on
      marketable equity securities                                                            (34,534)
   Minority interest - Hunter's Glen                                                           (8,682)
   Estimated tax effect                                                                        (4,822)
                                                                                           ---------
      Net unrealized holding gain
         in stockholder's equity                                                             $ 34,729
                                                                                             ========


                                                                          December 31, 1994
                                                    --------------------------------------------------------------
                                                                  Gross        Gross          Net
                                                    Amortized   Unrealized   Unrealized   Unrealized     Carrying
                                                      Cost        Gains        Losses        Gain         Value
                                                      ----        -----        ------        ----         -----
   Marketable equity securities                      $  34,000     $11,000      $ --         $ 11,000       $45,000
                                                     =========     =======      ====         ========       =======


     Marketable equity securities available for sale at December 31, 1996 represents approximately 5.93% of the outstanding stock of Affiliated Computer Services ("ACS"), representing 2.24% of the voting power, with a cost basis of $27 million. Pursuant to the terms of a settlement agreement dated June 17, 1991, between First Nationwide, ACS, and the FDIC, the FDIC was entitled to share in a defined portion of the proceeds from the sale of the stock, which, at December 31, 1995, approximated $34.5 million and which was recorded in other liabilities. On June 28, 1996, First Nationwide sold 2,000,000 shares of ACS stock for gross proceeds totalling $92.3 million from which it satisfied its full obligation to the FDIC and recognized a pre-tax gain of $40.4 million. The net unrealized gain on the ACS stock, net of income taxes, reported as a separate component of stockholders' equity at December 31, 1996 is $31.5 million. At December 31, 1996, ACS stock closed at $29.75 per share on the Nasdaq Stock Market, resulting in a total value of $62 million for the ACS shares held by First Nationwide. The ACS stock represents the only marketable equity security classified as available for sale at December 31, 1996 and 1995.

     Securities Held to Maturity

     Substantially all of the Company's securities classified as held to maturity were reclassified to available for sale at December 29, 1995.

     The following summarizes the amortized cost and estimated fair value of the Company's securities held to maturity at the dates indicated:

                                                                     December 31,
                                      ----------------------------------------------------------------------------
                                                1996                    1995                      1994
                                               -----                  ------                    -----
                                                   Estimated                 Estimated                  Estimated
                                      Amortized      Fair       Amortized      Fair       Amortized       Fair
                                        Cost         Value        Cost         Value        Cost          Value
                                        ----         -----        ----         -----        ----          -----
                                                                     (in millions)
     U. S. government and agency
         obligations                     $4            $4          $ --         $ --         $410         $407
     Municipal and other securities      --            --             1            1            2            2
                                        ---           ---          ----          ---        -----        -----
         Total                           $4            $4           $ 1          $ 1         $412         $409
                                         ==            ==           ===          ===         ====         ====

     The weighted average stated interest rate on the Company's securities held to maturity was 6.85%, 8.25% and 5.79% at December 31, 1996, 1995 and 1994, respectively.

      Mortgage-Backed Securities Available for Sale

     The following summarizes the amortized cost and estimated fair value of the Company's mortgage-backed securities available for sale at the dates indicated (in thousands):

                                                                            December 31, 1996
                                                   -----------------------------------------------------------------
                                                                    Gross        Gross         Net
                                                      Amortized   Unrealized  Unrealized    Unrealized    Carrying
                                                        Cost        Gains       Losses         Gain         Value
                                                        ----        -----        ------        ----         -----
  Mortgage-backed securities:
   GNMA                                               $   67,130     $   652     $   (95)     $    557   $   67,687
   FNMA                                                  523,894       5,113      (5,042)           71      523,965
   FHLMC                                                 626,267      17,115        (310)       16,805      643,072
   Collateralized mortgage obligations                   364,675         497      (1,244)         (747)     363,928
                                                     ------------ ----------    --------      --------   ------------
     Total                                            $1,581,966     $23,377     $(6,691)       16,686   $1,598,652
                                                      ==========     =======     =======                  ==========
  Minority interest - Hunter's Glen                                                             (3,004)
  Estimated tax effect                                                                          (1,669)
                                                                                              --------
   Net unrealized holding gain
     in stockholder's equity                                                                  $ 12,013
                                                                                              ========




                                                                            December 31, 1995
                                                   -----------------------------------------------------------------
                                                                     Gross       Gross        Net
                                                      Amortized   Unrealized   Unrealized  Unrealized    Carrying
                                                        Cost         Gains       Losses       Gain         Value
                                                        ----        -----        ------        ----         -----
  Mortgage-backed securities:
   GNMA                                               $   14,018      $   906    $    --     $   906     $   14,924
   FNMA                                                  294,070        5,643         --       5,643        299,713
   FHLMC                                                 801,393       19,671         (1)     19,670        821,063
   Collateralized mortgage obligations                   345,699          793     (4,678)     (3,885)       341,814
                                                     ------------  ----------    -------   ---------    -----------
     Total                                            $1,455,180      $27,013    $(4,679)     22,334     $1,477,514
                                                      ==========      =======    =======                ===========
  Minority interest - Hunter's Glen                                                           (4,020)
  Estimated tax effect                                                                        (2,233)
                                                                                            ---------
   Net unrealized holding gain
     in stockholder's equity                                                                 $16,081
                                                                                             =======

     On December 29, 1995, the Company reclassified $1.5 billion in carrying value of mortgage-backed securities from held-to-maturity to mortgage-backed securities available for sale. This reclassification resulted in a net after-tax increase in the unrealized gain account in stockholder's equity and minority interest-Hunter's Glen of $16.1 million and $4.0 million, respectively.

     At December 31, 1996 and 1995, mortgage-backed securities available for sale included securities totalling $53.0 million and $63.4 million, respectively, which resulted from the securitization of certain qualifying mortgage loans from First Nationwide's loan portfolio. There were no mortgage-backed securities classified as available for sale at December 31, 1994.

     Mortgage-backed securities available for sale included $1.1 billion and $979.0 million of variable-rate securities as of December 31, 1996 and 1995, respectively. No variable-rate securities were classified as available for sale at December 31, 1994.

     Parent Holdings maintains a significant portfolio of mortgage-backed securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and the credit risk of default which arises in holding a portfolio of loans to maturity. By investing in mortgage-backed securities, management seeks to achieve a positive spread over the cost of funds used to purchase these securities. Mortgage-backed securities available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Premiums and discounts on the purchase of mortgage-backed securities are amortized or accreted as a yield adjustment over the life of the securities using the interest method, with the amortization or accretion effect of prepayments being adjusted based on revised estimates of future repayments.

     Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings. Mortgage-backed securities issued or guaranteed by FNMA or FHLMC (except interest-only securities or the residual interests in collateralized mortgage obligations ("CMOs")) are weighted at no more than 20% for risk-based capital purposes, compared to a weight of 50% to 100% for residential loans. See "--Regulation--Regulation of the Bank."

     The following represents the largest privately issued CMOs held by the Company at December 31, 1996 (in millions):

                                                                  Aggregate                  Aggregate
                                                                Carrying Value             Market Value
                                                                --------------             ------------
     Salomon Brothers                                                 $31                   $31
                                                                      ===                   ===

     The Company held privately issued CMOs with an aggregate carrying value of $233.1 million at December 31, 1996.

     At December 31, 1996, all of the mortgage-backed securities held by Parent Holdings have the highest credit rating from one or more of the national securities rating agencies. Such credit rating, however, may be subject to revision or withdrawal at any time by such rating agencies. The mortgage-backed securities which Parent Holdings purchases and maintains in its portfolio include certain CMOs. A CMO is a special type of pay-through debt obligation in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules and a residual class of the CMO security being sold, with each such class possessing different risk characteristics. The residual interest sold represents any residual cash flows which result from the excess of the monthly receipts generated by principal and interest payments on the underlying mortgage collateral and any reinvestment earnings thereon, less the cash payments to the CMO holders and any administrative expenses. As a matter of policy, due to the risk associated with residual interests, the Company does not invest in the residual interests of CMOs.

     Mortgage-backed Securities Held to Maturity

     Substantially all of the Company's mortgage-backed securities, except for mortgage-backed securities resulting from the securitization of certain of First Nationwide's loans, were reclassified from the held-to-maturity portfolio to the available-for-sale portfolio on December 29, 1995.

     A summary of the Company's mortgage-backed securities held to maturity at the dates indicated is as follows:

                                                                         December 31,
                                               -------------------------------------------------------------
                                                      1996                 1995                 1994
                                              --------------------  --------------------  -------------------
                                                          Estimated            Estimated            Estimated
                                               Amortized    Fair    Amortized    Fair     Amortized   Fair
                                                 Cost       Value     Cost       Value      Cost      Value
                                                 ----       -----     ----       -----      ----      ------
                                                                       (in millions)
     GNMA                                   $      --  $      -- $      --  $      --  $     16     $   16
     FNMA                                       1,214      1,232       533        548     1,078      1,060
     FHLMC                                        406        420       988      1,016     1,660      1,647
     CMOs                                          --         --        --         --       397        370
     Other                                          2          2         3          3         3          3
                                               ------     ------    ------     ------    ------     ------
         Total                                 $1,622     $1,654    $1,524     $1,567    $3,154     $3,096
                                               ======     ======    ======     ======    ======     ======

     The weighted average stated interest rate on the Company's mortgage-backed securities held to maturity was 7.27%, 7.46% and 6.30% at December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, 1995 and 1994, mortgage-backed securities held to maturity included securities totalling $1.6 billion, $1.5 billion and $1.4 billion, respectively, which resulted from the securitization with FNMA and FHLMC of certain qualifying mortgage loans from First Nationwide's or San Francisco Federal's loan portfolios with full recourse to First Nationwide. At December 31, 1996, 1995 and 1994, the Company had $1.6 billion, $1.5 billion and $2.5 billion of variable rate mortgage-backed securities held to maturity.

     For the years ended December 31, 1996, 1995 and 1994, the Company did not sell any of its mortgage-backed securities held to maturity.

     Mortgage-backed securities held to maturity are carried at amortized cost rather than the lower of cost or market, unless there is evidence of a decline other than a temporary decline in value. Anything other than temporary declines in value are charged to income in the periods in which the declines are determined. Premiums and discounts on the purchase of mortgage-backed securities are amortized or accreted as a yield adjustment over the life of the securities using the effective interest method, with the amortization or accretion effect of prepayment being adjusted based on revised estimates of future repayments.

     The following table summarizes the Company's mortgage-backed securities held-to-maturity portfolio and the related weighted average coupon rate at December 31, 1996, based upon contractual scheduled maturities allocated to the appropriate maturity categories. This table does not reflect the scheduled amortization or any anticipated prepayment of the underlying loans collateralizing such securities in the portfolio.


                      Over Ten
                      But Within        WAC             Over         WAC
                       Fifteen          (1)         Fifteen Years    (1)        Total (2)
                       -------          ---         -------------    ---        ---------
                        Years
                        -----
FNMA                        $--           --%           $1,214         7.02%    $1,214
FHLMC                        --           --%              406         8.06%       406
Other                         1        10.00%                1         7.80%         2
                            ---                       ----------               ---------
                             $1                         $1,621                  $1,622
                             ==                         ======                  ======

---------------
     (1) Weighted average coupon rate.
     (2) There are no material contractual scheduled maturities over zero but within ten years.

SOURCES OF FUNDS

     General

     Deposits, sales of securities under agreements to repurchase, advances from the FHLBs of Dallas and San Francisco, and sales, maturities and principal repayments on loans and mortgage-backed securities have been the major sources of funds for use in the Bank's lending and investment activities and other general business purposes. Management of the Bank closely monitors rates and terms of competing sources of funds on a daily basis and utilizes the source which is most cost-effective. The availability of funds from sales of loans and securities is influenced by the levels of general interest rates and other market conditions. For additional information regarding the Company's sources of funds, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Parent Holdings" and the Company's Consolidated Statements of Cash Flows set forth in its Consolidated Financial Statements.

     Loan principal and interest payments are a relatively stable source of funds, while customer deposit inflows and outflows and loan prepayments are influenced significantly by the levels of general interest rates and money market conditions, and may fluctuate widely. Borrowings may be used to compensate for reductions in normal sources of funds such as customer deposits.

     Deposits

     The Bank offers a variety of deposit accounts designed to attract both short-term and long-term deposits. There are no rate limitations on any type of deposit account presently offered by the Bank. The ability of the Bank to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and prevailing market conditions. The following table shows the distribution of deposits of First Nationwide by type of account at the dates indicated.

                                                                   At December 31,
                                     -------------------------------------------------------------------------
                                              1996                     1995                     1994
                                     --------------------------  ---------------------    -------------------
                                                      Percent                 Percent                Percent
                                        Amount      of Deposits   Amount    of Deposits    Amount  of Deposits
                                        ------      -----------   ------    -----------    ------  ------------
                                                                (dollars in millions)
   Transaction accounts:
     Passbook accounts                  $   841         10.0%   $   664         6.5%     $  685        7.5%
     Demand deposits:
       Interest-bearing                     510          6.0        684         6.7         667        7.3
       Noninterest-bearing                  729          8.6        697         6.8         352        3.8
     Money market deposit accounts          881         10.4      1,443        14.2       1,927       21.1
                                       --------         ----   --------      ------      ------    -------
       Total transaction accounts         2,961         35.0      3,488        34.2       3,631       39.7
   Term accounts                          5,503         65.0      6,696        65.8       5,519       60.3
                                        -------       ------   --------      ------      ------      -----
                                          8,464        100.0%    10,184       100.0%      9,150      100.0%
                                                       =====                  =====                  =====
   Accrued interest payable                  32                      51                      26
   Purchase accounting adjustments, net       6                       7                      21
                                        ---------                ------                  ------
       Total                             $8,502                 $10,242                  $9,197
                                         ======                 =======                  ======

     Deposit balances, excluding purchase accounting adjustments, averaged $9.2 billion, $9.9 billion and $2.6 billion during 1996, 1995 and 1994, respectively, with average interest rates of 4.66%, 4.67% and 3.86%, respectively. The weighted average stated interest rates on deposits at December 31, 1996, 1995 and 1994 were 4.53%, 4.67% and 4.19%, respectively.

     The following table presents the average balance and weighted average rate paid on each deposit type of First Nationwide for the periods indicated.

                                                              Years ended December 31,
                                    --------------------------------------------------------------------------
                                                1996                    1995                    1994
                                     --------------------------  --------------------     --------------------
                                        Average       Average     Average     Average      Average   Average
                                        Balance      Rate Paid    Balance    Rate Paid     Balance  Rate Paid
                                        -------      ---------    -------    ---------     -------  ---------
                                                                (dollars in millions)
Transaction accounts:
   Passbook accounts                       $1,154        2.72%       $666      2.20%        $179          2.14%
   Demand deposits:
     Interest-bearing                         289        1.87         699      1.00          184           .97
     Noninterest-bearing                      825       --            583     --              93         --
   Money market deposit accounts              946        3.39       1,581      3.22          547          2.98
Term accounts                               6,032        6.00       6,398      6.10        1,611          4.91
                                          -------        ----     -------     ------      ------          ----

   Total                                   $9,246        4.66%     $9,927      4.67%      $2,614          3.86%
                                           ======        ====      ======      ====       ======          ====

     The following table sets forth the scheduled maturities of First Nationwide's term accounts by stated interest rate at December 31, 1996.

                                                                                          2000 and
                                                    1997         1998          1999       thereaft    Total
                                                    ----         ----          ----      ---------    -----
                                                                            (in millions)

      3.00% or less                           $      --        $   --        $   --        $   --    $      --
      3.01 -   4.00%                                  3            --            --            --            3
      4.01 -   5.00%                                294            15             5            --          314
      5.01 -   6.00%                              3,301           600            67           128        4,096
      6.01 -   7.00%                                489            54            47            91          681
      7.01 -   8.00%                                244            42            15            59          360
      8.01 -   9.00%                                 41             3             3            --           47
      9.01 -  10.00%                                 --             2            --            --            2
      Over 10%                                       --            --            --            --           --
                                             ----------       -------       -------       -------   ----------
              Total term accounts                $4,372          $716          $137          $278       $5,503
                                                 ======          ====          ====          ====       ======

     The following table sets forth remaining maturities for First Nationwide's term deposits in amounts of $100,000 or more at December 31, 1996 (in millions):

         3 months or less                                     $232
         Over 3 months but within 6 months                     203
         Over 6 months but within 12 months                    239
         Over 12 months                                        194
                                                             -----
                                                              $868
                                                             =====

     At December 31, 1996, the aggregate amount outstanding of certificates of deposit of $100,000 or larger at First Nationwide was $868 million, compared with $690 million and $523 million at December 31, 1995 and 1994, respectively. Deposits held by foreign investors totalled $58 million, $63 million and $58 million at December 31, 1996, 1995 and 1994, respectively.

     The Bank's deposit accounts are held primarily by individuals residing in the vicinity of its retail branch offices located throughout the country. The Bank has emphasized, and will continue to emphasize, a retail branch network for attracting deposits. Key market areas, particularly the West Coast region, will continue to be targeted for expansion of retail deposits and the cross-selling of additional consumer products.

     When cost-effective relative to other sources of funding, the Bank issues certificates of deposit through direct placement programs and national investment banking firms ("Brokered Deposits"). These deposits are usually in amounts less than $100,000 and are obtained from a diverse customer base. While these funds are generally more costly than traditional passbook and money market deposits and more volatile as a source of funds because of their sensitivity to the rates offered, they supplement retail customer deposits in raising funds for financing and liquidity purposes. At December 31, 1996, First Nationwide had $674 million of Brokered Deposits outstanding, representing 7.96% of total deposits.

     The following table presents the scheduled maturity of First Nationwide's Brokered Deposits and all other retail term deposits at December 31, 1996.

                                                                                2000
                                         1997         1998          1999   and thereafter     Total
                                         ----         ----          ----   --------------     -----
                                                                 (in millions)
     Brokered Deposits                $   391        $  10         $  38       $  31        $   470 (i)
     Retail term deposits               3,981          706           100         246          5,033
                                      -------        -----         -----       -----        -------
         Total term deposits           $4,372         $716          $138        $277         $5,503
                                       ======         ====          ====        ====         ======

     (i) Excludes $204 million of brokered money market accounts at December 31, 1996.

     Borrowings

     The Company and the Bank utilize various borrowings as alternative sources of funds for its business needs. These sources have included securities sold under agreements to repurchase, FHLB advances and subordinated debentures. First Nationwide relied primarily on FHLB advances and securities sold under agreements to repurchase to replace funding from deposits sold in the Branch Sales.

     Short-term Borrowings

     The following table sets forth for the Company each category of borrowings due within one year: (i) for the periods presented, the average amount outstanding, the maximum amount outstanding at any month end and the average interest rate paid, and (ii) at period end, the amount outstanding and average interest rate paid. Amounts and rates reflected in the table exclude accrued interest payable and purchase accounting adjustments.

                                                                          At or for the year ended December 31,
                                                                          -------------------------------------
                                                                           1996           1995        1994
                                                                           ----           ----        ----
                                                                                  (dollars in millions)
     FHLB advances:
         Average balance outstanding                                      $2,455         $862         $434
         Maximum amount outstanding at any
              month end during the period                                  3,141        1,487        1,909
         Balance outstanding at end of period                              2,741        1,487        1,049
         Average interest rate during the period                            5.83%        7.19%        6.56%
         Average interest rate at end of period                             5.78%        6.12%        7.34%

     Securities sold under agreements to repurchase:
         Average balance outstanding                                       1,931        1,351          499
         Maximum amount outstanding at any
              month end during the period                                  2,424        1,965        1,880
         Balance outstanding at end of period                              1,510          698        1,880
         Average interest rate during the period                            5.70%        6.53%        3.78%
         Average interest rate at end of period                             5.88%        6.06%        6.51%


     At December 31, 1996, First Nationwide had an estimated additional secured borrowing capacity of $2.5 billion with the FHLB and other sources. These collateralized funding sources may also be used to satisfy other funding requirements.

     Securities Sold Under Agreements to Repurchase

     The Bank enters into reverse repurchase agreements whereby it sells marketable U. S. government and mortgage-backed securities and CMOs with a commitment to repurchase the securities at a specified price and on a specified date. These agreements are recorded as financings, and the obligation to repurchase assets sold is reflected as a liability on the consolidated statement of financial condition. The dollar amount of assets underlying the agreements remains in the asset accounts. The securities underlying the agreements are delivered to the dealers who arranged the transactions. The counterparty to the repurchase agreement may have loaned the securities to other parties in the normal course of their operations; however, all agreements require that the identical securities be resold to the Bank at the maturity of the agreements. In order to reduce possible risks associated with these borrowing transactions, the reverse repurchase agreements are generally entered into with national investment banking firms and major commercial banks which are primary dealers in these securities.

     During 1996, First Nationwide increased the level of funds borrowed under reverse repurchase agreements from $1.0 billion at December 31, 1995 to $1.6 billion at December 31, 1996 primarily to offset the effect of the Branch Sales.

     FHLB Advances

     The FHLB functions in a credit capacity for savings institutions and certain other home financing institutions. A thrift institution may generally borrow from its district FHLB through advances secured by its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the U.S. government). A thrift is required to hold a minimum amount of capital stock of the FHLB based upon a percentage of its outstanding home mortgage loans and similar obligations, a percentage of its outstanding advances from the FHLB or a certain percentage of total assets. Such advances \may be made pursuant to several different credit programs made available from time to time by the FHLB to meet seasonal activity and other withdrawals of deposit accounts and to expand lending, each of which has its own interest rate and range of maturities. The FHLB prescribes the acceptable uses, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of the institution's net worth or on the FHLB's assessment of the institution's creditworthiness.

     During 1995, First Nationwide prepaid $250 million in FHLB advances, resulting in a $2 million extraordinary gain on the early extinguishment of debt, net of tax. During 1994, First Nationwide prepaid $95.2 million in FHLB advances resulting in an extraordinary gain on the early extinguishment of debt, net of tax, of approximately $1.4 million.

     Interest Rate Swap Agreements

     The Bank has used interest rate swap agreements to adjust its interest rate risk exposure on fixed rate FHLB advances. First Nationwide had interest rate swap agreements with a notional principal amount of $400 million outstanding at December 31, 1996. The notional amount does not represent amounts exchanged by the parties and thus, is not a measure of the Bank's exposure. The Bank pays the variable rate and receives the fixed rate based on LIBOR under these agreements. The differential between these two amounts may change significantly in the future due to fluctuations in market interest rates.

     In order to reduce possible counterparty nonperformance risk, the Bank has entered into interest rate swap agreements only with national investment banking firms and the FHLB of San Francisco.

     Senior Notes due 2003

      On April 17, 1996, Parent Holdings issued $455 million of its 12-1/2% Senior Notes ("Parent Senior Notes"). The notes will mature on April 15, 2003, with interest payable semiannually on April 15 and October 15 of each year. Deferred issuance costs associated with the issuance of the Parent Senior Notes totalling $18.1 million were recorded in other assets and are being amortized over the term of the Parent Senior Notes. Discount associated with the issuance of the Parent Senior Notes totalling $5.2 million is included in the carrying value of the liability and is being accreted over the term of the Parent Senior Notes.

      The Parent Senior Notes are redeemable at the option of the Company, in whole or in part at the following redemption prices: (i) on or after April 15, 2000, at 106.25% of the principal amount thereof, plus accrued interest and unpaid interest to the date of redemption, (ii) on or after April 15, 2001, at 103.125% of the principal amount thereof, plus accrued interest and unpaid interest to the date of redemption, and (iii) thereafter, at 100% of the principal amount thereof, plus accrued interest and unpaid interest to the date of redemption.

      The Parent Senior Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all future senior debt of the Company, if any is issued, and senior to all future subordinated debt of the Company, if any is issued. The Parent Senior Notes are subordinated to (i) all existing and future liabilities, including deposits, indebtedness and trade payables of its subsidiaries, including FN Holdings and the Bank, and (ii) all preferred stock issued by its subsidiaries, including the Preferred Stock of the Bank, the Cal Fed Preferred Stock, the REIT Preferred Stock and the FN Holdings Preferred Stock. The Parent Senior Notes are also subordinated to the obligations of FN Holdings under the Tax Sharing Agreement (as defined herein) between and among the Bank, FN Holdings and Mafco Holdings. The terms and conditions of the Indenture governing the Notes and the FN Holdings indentures impose restrictions that affect, among other things, the ability of the Company or FN Holdings, as the case may be, to incur debt, pay dividends or make distributions, engage in a business other than holding the common stock of FN Holdings, in the case of the Company, or of First Nationwide Bank and similar banking institutions, in the case of FN Holdings, make acquisitions, create liens, sell assets and make certain investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Parent Holdings--Liquidity."

      FN Holdings Senior Notes

      In connection with the FN Acquisition, FN Holdings issued $200 million of FN Holdings Senior Notes, including $5.5 million to certain directors and officers of the Bank. Deferred issuance costs of $9.9 million associated with the issuance of the FN Holdings Senior Notes were recorded in other assets in the Company's consolidated statement of financial condition and are being amortized over the term of the FN Holdings Senior Notes.

      The FN Holdings Senior Notes are redeemable at the option of FN Holdings, in whole or in part, during the 12- month period beginning May 15, 1999, at a redemption price of 106.125% plus accrued and unpaid interest to the date of redemption, and thereafter at 100% plus accrued and unpaid interest to the date of redemption. Because FN Holdings is a holding company, the notes are effectively subordinated to all existing and future liabilities, including deposits and other borrowings of the Bank, and to the Preferred Stock, the Cal Fed Preferred Stock and the REIT Preferred Stock. The terms and conditions of the indenture for the FN Holdings Senior Notes (the "FN Holdings Senior Notes Indenture") impose restrictions that affect, among other things, the ability of FN Holdings to incur debt, pay dividends, make acquisitions, create liens, sell assets and make certain investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Parent Holdings--Liquidity."

     FN Holdings 10-5/8% Notes

     As a result of the Cal Fed Acquisition, on January 3, 1997, FN Holdings assumed $575 million of the FN Holdings 10-5/8% Notes which bear interest at 10-5/8% and mature on October 1, 2003. Deferred issuance costs of $20 million associated with the issuance of the FN Holdings 10-5/8% Notes were recorded in other assets in the Company's consolidated statement of financial condition and are being amortized over the term of the FN Holdings 10-5/8% Notes.

     The FN Holdings 10-5/8% Notes are redeemable at the option of FN Holdings, in whole or in part, during the 12- month period beginning January 1, 2001, at the redemption price of 105.313% for the year beginning January 1, 2001, at 102.656% for the year beginning January 1, 2002, and at 100% thereafter. The FN Holdings 10-5/8% Notes are subordinated to all existing and future senior indebtedness of FN Holdings and are effectively subordinated to deposits and other borrowings of the Bank and to the Preferred Stock, the Cal Fed Preferred Stock and the REIT Preferred Stock. The terms and conditions of the indenture agreement for the FN Holdings 10-5/8% Notes (the "FN Holdings 10-5/8% Notes Indenture") impose restrictions that affect, among other things, the ability of FN Holdings to incur debt, pay dividends, make acquisitions, create liens, sell assets, and make certain investments.

     FN Holdings Senior Subordinated Notes

     On January 31, 1996, FN Holdings issued $140 million of 9-1/8% senior subordinated notes due in 2003 ("FN Holdings Senior Sub Notes," and together with the FN Holdings Senior Notes and the FN Holdings 10-5/8% Notes, the "FN Holdings Notes"). The net proceeds of this debt issuance, totalling $133 million, were contributed to First Nationwide on February 1, 1996. Deferred issuance costs associated with the FN Holdings Senior Sub Notes totalling $7.0 million were recorded in other assets and are being amortized over the term of the FN Holdings Senior Sub Notes.

     The FN Holdings Senior Sub Notes are redeemable at the option of FN Holdings, in whole or in part, during the 12-month period beginning January 1, 2001, at a redemption price of 104.5625%, plus accrued interest to the date of redemption, and thereafter at 100% plus accrued interest. The FN Holdings Senior Sub Notes are subordinated to all existing and future liabilities, including the FN Holdings Senior Notes, and are effectively subordinated to deposits and other borrowings of the Bank and to the Preferred Stock, the Cal Fed Preferred Stock and the REIT Preferred Stock. The terms and conditions of the indenture agreement for the FN Holdings Senior Sub Notes (the "FN Holdings Senior Sub Notes Indenture") impose restrictions that affect, among other things, the ability of FN Holdings to incur debt, pay dividends, make acquisitions, create liens, sell assets, and make certain investments.

     Subordinated Debentures

     As part of the FN Acquisition, First Nationwide assumed subordinated debentures, which bear interest at 10% per annum and mature on October 1, 2006 (the "Old FNB Debentures"). At December 31, 1996, the aggregate principal amount of the Old FNB Debentures outstanding was $92.1 million.

     Events of Default under the indenture governing the Old FNB Debentures (the "Old FNB Indenture") include, among other things: (i) a default in the payment of interest when due and such default continues for 30 days, (ii) a default in the payment of any principal when due, (iii) the failure to comply with covenants in the Old FNB Indenture, provided that the trustee or holders of at least 25% in principal amount of the outstanding Old FNB Debentures notify the Bank of the default and the Bank does not cure the default within 60 days after receipt of such notice, (iv) certain events of bankruptcy, insolvency or reorganization of the Bank, (v) the FSLIC/RF (or a comparable entity) is appointed to act as conservator, liquidator, receiver or other legal custodian for the Bank and (vi) a default under other indebtedness of the Bank in excess of $10 million resulting in such indebtedness becoming due and payable, and such default or acceleration has not been rescinded or annulled within 60 days after the date on which written notice of such failure has been given by the trustee to the Bank or by holders of at least 25% in principal amount of the outstanding Old FNB Debentures to the Bank and the trustee.

     SFFed Notes

     As part of the SFFed Acquisition, First Nationwide assumed $50 million of SFFed Senior Notes (the "SFFed Notes"), which bear interest at 11.20% per annum and mature on September 1, 2004. In connection with the assumption of the SFFed Notes, First Nationwide and all of the holders of the SFFed Notes entered into an agreement amending certain provisions of the note purchase pursuant to which the SFFed Notes were sold (as amended, the "Note Purchase Agreement"). On September 12, 1996, First Nationwide repurchased $44.0 million aggregate principal amount of the SFFed Notes at a price of approximately 116.45% of the principal amount, plus the accrued interest thereon. First Nationwide recorded an extraordinary loss, net of tax, of $1.6 million in connection with such repurchase. At December 31, 1996, the aggregate principal amount of SFFed Notes outstanding was $6.0 million.

     Events of Default under the Note Purchase Agreement include, among other things: (i) failure to make any payment of principal when due; (ii) any failure to make any payment of interest when due and such payment is not made within 15 days after the date such payment was due; (iii) failure to comply with certain covenants in the Note Purchase Agreement, provided that such failure continues for more than 60 days; (iv) failure to deliver to holders a notice of default, notice of event of default, or notice of claimed default as provided in the Note Purchase Agreement; (v) failure to comply with any provision of the Note Purchase Agreement, provided that such failure continues for more than 60 days after notice is delivered to the Bank; (vi) a default under other indebtedness provided that the aggregate amount of all obligations in respect of such indebtedness exceeds $15 million; (vii) one or more final, non-appealable judgments outstanding against the Bank or its subsidiaries for the payment of money aggregating in excess of $15 million, any one of which has been outstanding for 45 days and shall not have been discharged in full or stayed; (viii) any warranty, representation or other statement contained in the Note Purchase Agreement by the Bank or any of its subsidiaries being false or misleading in any material respect when made; or (ix) certain events of bankruptcy, insolvency or reorganization of the Bank or its subsidiaries.

     FN Holdings Preferred Stock

     On September 19, 1996, the Company issued 10,000 shares of the FN Holdings Preferred Stock. The FN Holdings Preferred Stock has a stated liquidation value of $15,000 per share, plus accrued and unpaid dividends, if any. Dividends on the FN Holdings Preferred Stock will be cumulative and will accrue and be payable (i) in cash at an annual floating rate of the cost of funds to an affiliate of FN Holdings under such affiliate's bank credit facility (without taking into account any default interest that may be payable under such bank credit facility) (such rate, the "Cost of Funds Rate") and
(ii) in newly issued shares of another series of Cumulative Perpetual Preferred Stock of FN Holdings (the "Additional FN Holdings Preferred Stock") at an annual rate of 2% of the stated liquidation value of the FN Holdings Preferred Stock, in each case, if, when and as declared by the Board of Directors of FN Holdings. Dividends on the

Additional FN Holdings Preferred Stock will be cumulative and will accrue and be payable in shares of Additional FN Holdings Preferred Stock at an annual rate equal to the Cost of Funds Rate plus 2% of the stated liquidation value of the Additional FN Holdings Preferred Stock if, when and as declared by the Board of Directors of FN Holdings. Additional FN Holdings Preferred Stock will have substantially the same relative rights, terms and preferences as the FN Holdings Preferred Stock except as set forth above with respect to the payment of dividends. If all of the outstanding shares of the FN Holdings Preferred Stock are not redeemed by FN Holdings before January 1, 2000, all dividends on the FN Holdings Preferred Stock and the Additional FN Holdings Preferred Stock accruing thereafter will be payable in cash. Dividends on the FN Holdings Preferred Stock are payable quarterly on January 1, April 1, July 1 and October 1 of each year, commencing January 1, 1997, out of funds legally available therefor. The FN Holdings Preferred Stock will rank prior to the common stock of FN Holdings and to all other classes and series of equity securities subsequently issued.

     Except as required by law, the holders of the FN Holdings Preferred Stock and the Additional FN Holdings Preferred Stock will not be entitled to any voting rights unless the equivalent of four quarterly dividends are in arrears or certain bankruptcy-related events occur, in which case the number of directors of FN Holdings will be increased by two and the holders of the FN Holdings Preferred Stock and the Additional FN Holdings Preferred Stock, voting together as a class, separately from any other class, will be entitled to elect two directors, who shall serve until all dividends in arrears have been paid or declared and set apart for payment or such bankruptcy-related event has been cured.

     The FN Holdings Preferred Stock and the Additional FN Holdings Preferred Stock will be redeemable so long as Special Purpose Corp. is the sole holder thereof, at any time, and, if Special Purpose Corp. is not the sole holder thereof, at any time after the fifth anniversary of the issuance of the FN Holdings Preferred Stock, in each case, upon prior written notice, at the option of FN Holdings, in whole or in part, at a redemption price equal to the stated liquidation value of $15,000 per share plus any accrued and unpaid dividends. Upon any redemption of the FN Holdings Preferred Stock by FN Holdings, a pro rata portion of the outstanding Additional FN Holdings Preferred Stock will be contributed to the capital of FN Holdings, without any payment therefor, and such shares will be retired and canceled. If all of the shares of the FN Holdings Preferred Stock are redeemed on or before December 31, 1999, all outstanding shares of the Additional FN Holdings Preferred Stock will be contributed to the capital of FN Holdings, without any payment therefor, and such shares will be retired and canceled.

     Minority Interest - Preferred Stock of the Bank

     In connection with the FN Acquisition, First Nationwide issued 3,007,300 shares of Preferred Stock. The Preferred Stock has a stated liquidation value of $100 per share, plus declared and unpaid dividends, if any. Cash dividends are noncumulative and are payable at an annual rate of 11-1/2% per share if, when and as declared by the Board of Directors of the Bank.

     The Preferred Stock ranks prior to the common stock of the Bank and to all other classes and series of equity securities subsequently issued, other than any class or series expressly designated as being on a parity with or senior to the Preferred Stock as to dividends and liquidating distributions. The $172.5 million of 10-5/8% preferred stock acquired in connection with the Cal Fed Acquisition (the "Cal Fed Preferred Stock") ranks on parity with the Preferred Stock as to dividend and liquidating distribution.

     The terms of the Preferred Stock provide that the Bank may not declare or pay any dividends or other distributions (other than in shares of common stock of the Bank or other classes of equity securities of the Bank ranking junior to the Preferred Stock (collectively, "Junior Stock")) with respect to any Junior Stock or redeem or otherwise acquire, or set apart funds for the repurchase, redemption or other acquisition of any Junior Stock (including the common stock held by FN Holdings), through a sinking fund or otherwise, unless and until: (i) the Bank has paid full dividends on the Preferred Stock for the four most recent dividend periods, or funds have been paid over to the dividend disbursing agent of the Bank for payment of such dividends, and (ii) the Bank has declared a cash dividend on the Preferred Stock at the annual dividend rate for the current dividend period, and sufficient funds have been paid over to the dividend disbursing agent of the Bank for the payment of a cash dividend for such current dividend period. The Bank is currently in compliance with both of such requirements.

     Holders of the Preferred Stock have no voting rights, except as required by law or in certain limited circumstances.

     Except in the event of a change of control, the Preferred Stock is not redeemable prior to September 1, 1999. The Preferred Stock is redeemable solely at the option of the Bank or its successor or any acquiring or resulting entity with respect to the Bank (including by any parent or subsidiary of the Bank, any such successor, or any such acquiring or resulting entity), as applicable, at any time on and after September 1, 1999, in whole or in part, at $105.75 per share on or after September 1, 1999 and prior to September 1, 2000, and at prices decreasing pro rata annually thereafter to the stated liquidation value of $100 per share on or after September 1, 2004, plus declared and unpaid dividends, if any, without interest. Upon a change of control, the Preferred Stock is redeemable on or prior to September 1, 1999 at the option of the Bank or its successor or any acquiring or resulting entity with respect to the Bank (including by any parent or subsidiary of the Bank, any such successor, or any such acquiring or resulting entity), as applicable, in whole, but not in part, at a price per share equal to: (i) $100, plus (ii) an amount equal to declared and unpaid dividends, if any, to the date fixed for redemption, without interest, and without duplication, an additional amount equal to the amount of dividends that would be payable on the Preferred Stock in respect of the period from the first day of the dividend period in which the date fixed for redemption occurs to the date fixed for redemption (assuming all such dividends were to be declared), plus (iii) a specified make whole premium.

     Preferred Capital Corp. Preferred Stock

     On January 31, 1997, Preferred Capital Corp. issued 20,000,000 shares of REIT Preferred Stock. The REIT Preferred Stock has a stated liquidation value of $25 per share, plus declared and unpaid dividends, if any. Cash dividends are noncumulative and are payable at an annual rate of 9-1/8% per share if, when and as declared by the Board of Directors of Preferred Capital Corp.

     The REIT Preferred Stock ranks prior to the common stock of Preferred Capital Corp. and to all other classes and series of equity securities subsequently issued, other than any class or series expressly designated as being on a parity with or senior to the REIT Preferred Stock as to dividends and liquidating distributions.

     The terms of the REIT Preferred Stock provide that Preferred Capital Corp. may not declare or pay any dividends or other distributions (other than in shares of common stock of Preferred Capital Corp. or other classes of equity securities of Preferred Capital Corp. ranking junior to the REIT Preferred Stock) with respect to any Preferred Capital Corp. junior stock or repurchase, redeem or otherwise acquire, or set apart funds for the repurchase, redemption or other acquisition of any Preferred Capital Corp. junior stock (including the common stock held by the Bank) through a sinking fund or otherwise, unless and until: (i) Preferred Capital Corp. has paid in full dividends on the REIT Preferred Stock for the four most recent dividend periods (or such lesser number of dividend periods during which shares of REIT Preferred Stock have been outstanding), or funds have been paid over to the dividend disbursing agent of Preferred Capital Corp. for payment of such dividends, and (ii) Preferred Capital Corp. has declared a cash dividend on the REIT Preferred Stock at the annual dividend rate for the current dividend period, and sufficient funds have been paid over to the dividend disbursing agent of Preferred Capital Corp. for the payment of a cash dividend for such current dividend period. The initial dividend payment date is March 31, 1997.

     Holders of the REIT Preferred Stock have no voting rights, except as required by law or in certain limited circumstances.

     Except in the event of a change of control or upon certain tax events, the REIT Preferred Stock is not redeemable prior to January 31, 2002. The REIT Preferred Stock is redeemable solely at the option of Preferred Capital Corp. or its successor or any acquiring or resulting entity with respect to Preferred Capital Corp. (including by any parent or subsidiary of Preferred Capital Corp., any such successor or any such acquiring or resulting entity), as applicable, at any time on and after January 31, 2002 in whole or in part, at $26.14 per share on or after January 31, 2002 and prior to January 31, 2003, and at prices decreasing pro rata annually thereafter to the stated liquidation value of $25 per share on or after January 31, 2007, plus declared and unpaid dividends, if any, without interest. Upon a change of control, the REIT Preferred Stock is redeemable on or prior to January 31, 2002 at the option of Preferred Capital Corp. or its successor or any acquiring or resulting entity with respect to the Bank (including by any parent or subsidiary of Preferred Capital Corp., any such successor or any such acquiring or resulting entity), as applicable, in whole, but not in part, at a price per share equal to: (i) $25, plus (ii) an amount equal to declared and unpaid dividends, if any, to the date fixed for redemption, without an amount equal to declared and unpaid dividends, if any, to the date fixed for redemption, without interest, and without duplication, an additional amount equal to the amount of dividends that would be payable on the REIT Preferred Stock in respect of the period from the first day of the dividend period in which the date fixed for redemption occurs to the date fixed for redemption (assuming all such dividends were to be declared), plus (iii) a specified make whole premium.

     Each share of REIT Preferred Stock will be exchanged automatically for one newly issued share of preferred stock of the Bank having substantially the same terms as the REIT Preferred Stock if the appropriate federal regulatory agency directs in writing such exchange because (i) the Bank becomes "undercapitalized" under prompt corrective action regulations, (ii) the Bank is placed into conservatorship or receivership or (iii) the appropriate federal regulatory agency, in its sole discretion, anticipates the Bank becoming "undercapitalized" in the near term. If issued, such preferred stock of the Bank will rank on a parity with the 11-1/2% Bank Preferred Stock and the Cal Fed Preferred Stock (as defined herein).

OTHER ACTIVITIES

     Cal Fed Contingent Litigation Recovery Participation Interests. In July 1995, California Federal distributed to its common shareholders its Contingent Litigation Recovery Participation Interests (the "Litigation Interests"), each entitling the holder thereof to receive an amount (the aggregate of such payments being referred to as the "Recovery Payment") equal to five millionths of one percent (0.000005%) of the cash payment (the "Cash Payment"), if any, actually received by the Bank pursuant to a final, nonappealable judgment in or final settlement of its claim against the United States in the lawsuit, California Federal Bank v. United States, Civil Action No. 92-138C (the "California Federal Litigation"), after deduction of (i) the aggregate expenses incurred by California Federal in prosecuting the California Federal Litigation and obtaining such Cash Payment, (ii) any income tax liability of the Bank, computed on a pro forma basis, as a result of the Bank's receipt of such Cash Payment (net of any income tax benefit to California Federal from making the Recovery Payment, and disregarding for purposes of this clause (ii) the effect of any net operating net loss carryforwards or other tax attributes held by the Bank or any of its subsidiaries or affiliated entities) and (iii) the expenses incurred by the Bank in connection with the creation, issuance and trading of the Litigation Interests, including without limitation, legal and accounting fees and the fees and expenses of the certificate agent.

     In the California Federal Litigation, California Federal alleges, among other things, that the United States breached certain contractual commitments regarding the computation of its regulatory capital for which California Federal seeks damages and restitution. California Federal's claims arose from changes, mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), with respect to the rules for computing California Federal's regulatory capital.

     On July 1, 1996, the United States Supreme Court issued its opinion for United States v. Winstar Corporation, No. 95-865, which affirmed the decisions of the United States Court of Appeals for the Federal Circuit and the United States Court of Federal Claims in various consolidated cases (the "Winstar Cases") granting summary judgment to the plaintiff thrift institutions on the liability portion of their breach of contract claims against the United States. The Supreme Court held that the government breached certain express contracts when Congress enacted FIRREA, and the Supreme Court remanded the proceedings for a determination of the appropriate measure and amount of damages, which to date have not been awarded.

     On October 30, 1996, California Federal filed a motion for partial summary judgment as to the Federal government's liability to California Federal for breach of contract, which has been opposed by the Federal government in briefs filed on December 30, 1996 and February 27, 1997. In addition, the government filed a cross-motion for partial summary judgment as to certain liability issues on December 30, 1996. The Bank's reply brief in support of its motion for partial summary judgment and an opposition to the federal government's cross motion for partial summary judgment is due to be filed on or before March 31, 1997. Although the decision of the Supreme Court has been rendered, a court may still determine that California Federal's claims involve sufficiently different facts and/or legal issues as to render the Winstar Cases inapplicable to the California Federal Litigation and thereby compel a different conclusion from that of the Winstar Cases. The trial of California Federal's case is expected to begin at the end of 1997.

     Pursuant to the Merger Agreement, Cal Fed distributed to common shareholders entitled to receive the merger consideration one-tenth of a Secondary Contingent Litigation Recovery Participation Interest (each a "Secondary Litigation Interest") for each share of Cal Fed common stock held. Each Secondary Litigation Interest will entitle the holder thereof to receive an amount equal to twenty millionths of one percent (0.000020%) of the "Secondary Recovery Payment," if any, as defined below. "Secondary Recovery Payment" means sixty percent (60%) of the amount obtained from the following equation: (A) the Cash Payment, if any, actually received by California Federal in respect of a final, nonappealable judgment in or final settlement of the California Federal Litigation, minus (B) the sum of the following: (i) the aggregate expenses incurred by the Bank in prosecuting the California Federal Litigation and obtaining such Cash Payment, (ii) any income tax liability of the Bank, computed on a pro forma basis, as a result of the Bank's receipt of such Cash Payment (net of any income tax benefit to the Bank, computed on a pro forma basis, from the payment of a portion of the Secondary Recovery Payment to the holders of Secondary Litigation Interests),
(iii) the expenses incurred by the Bank in connection with the creation, issuance and trading of the Litigation Interests and the Secondary Litigation Interests, including without limitation, legal and accounting fees and the fees and expenses of the interest agent, (iv) the payment due to the holders of the Litigation Interests and (v) one hundred twenty-five million dollars ($125,000,000). "Income tax liability of the Bank computed on a pro forma basis" means the aggregate amount of any and all relevant items of income, gain, loss, or deduction associated with the receipt by the Bank of the Cash Payment multiplied by the highest, combined marginal rate of federal, state and local income taxes in the relevant year and disregarding for purposes of such computation the effect of any net operating loss carryforwards or other tax attributes of the Bank or any of its subsidiaries or affiliated entities. "Income tax benefit to the Bank computed on a pro forma basis" means the aggregate amount of any and all relevant items of income, gain, loss, or deduction associated with the payment by the Bank of the Secondary Recovery Payment multiplied by the highest, combined marginal rate of federal, state and local income taxes in the relevant year and disregarding for purposes of such computation the effect of any net operating loss carry- forwards or other tax attributes of the Bank or any of its subsidiaries or affiliated entities. Any distribution with respect to the Litigation Interests will be subject to the OTS capital distribution regulations.

     The Put Agreement

     In connection with the FN Acquisition, Granite and First Nationwide entered into the Put Agreement. Pursuant to the Put Agreement, First Nationwide had the right, on a quarterly basis (the "Put Option"), to require Granite to purchase certain commercial real estate loans, commercial real estate loans serviced by others and residential mortgage loans with an original principal balance greater than $250,000, and to take certain actions to protect First Nationwide from losses with respect to certain Letters of Credit ("LOC") transactions, in each case, only if such asset was purchased by First Nationwide from Old FNB pursuant to the Asset Purchase Agreement. The Put Option expired on November 30, 1996 when the sum of (x) the total amount paid by Granite to First Nationwide in connection with all purchases or other payments made by Granite pursuant to the Put Agreement and (y) the aggregate purchase price paid by Granite to Old FNB in connection with purchases made prior to the closing date ("Closing Date") pursuant to the Mortgage Loan Sale Agreement dated as of November 30, 1993 (the "Mortgage Loan Sale Agreement"), between Granite and Old FNB, less the total amount paid by First Nationwide to Granite in connection with purchases made by First Nationwide through exercise of certain buyback rights, equalled $500 million (the "Maximum Amount"). First Nationwide could not require Granite to purchase more than $100 million of residential mortgage loans. Granite's obligations under the Put Agreement were guaranteed by Ford Motor.

     The Put Option was generally triggered in the event that any of the assets subject to the Put Agreement became non-performing assets (i.e., payments of interest or principal became 90 days or more contractually past due) at any time prior to the expiration of the Put Option.

     The purchase price paid by Granite for each mortgage loan purchased pursuant to the Put Agreement was the sum of: (i) the outstanding principal balance of the loan, (ii) any accrued but unpaid interest on the loan shown on First

Nationwide's books (not to exceed 90 days accrued but unpaid interest), (iii) amounts owed to First Nationwide for real property taxes, insurance premiums and similar charges and (iv) reasonable amounts (including reasonable attorneys' fees and protective advances) expended by First Nationwide in protecting its security interest or enforcing its rights with respect to such loan. The amount paid by Granite to First Nationwide with respect to each non-performing LOC for which First Nationwide required such payment was the amount of any protective advances (the "Protective Advances") made by First Nationwide in connection with such LOC (but in no event did the Protective Advances include an amount greater than 90 days accrued but unpaid interest). In addition, with respect to any such LOC which had been included in the FNMA Pool (as defined in the Put Agreement), Granite was required, if so requested by First Nationwide, take all necessary or appropriate steps to cause such LOC to be removed from the FNMA Pool and thereafter Granite would bear all economic risk associated with such LOC (or, if all required consents for such removal could not be obtained, Granite was required to take such actions as are necessary to place First Nationwide in the same economic position as it would have been in had the LOC been so removed). With respect to certain other non-performing LOCs (including LOCs that were originally part of the FNMA Pool but were required by FNMA to be removed from such pool prior to the time such LOCs became non-performing), Granite was required, when requested by First Nationwide, to post substitute collateral for the benefit of First Nationwide, in the form of cash or cash equivalents with a value not less than the face amount of the LOC, or in any other form deemed reasonably acceptable by First Nationwide, in the place of any existing LOC collateral. The total amount charged against the Maximum Amount with respect to any LOC was the amount of Protective Advances reimbursed by Granite, together with (x) in the case of LOCs removed from the FNMA Pool, to the extent not included as part of the reimbursed Protective Advances, the amounts set forth in clauses (i)-(iv) of the first sentence of this paragraph with respect to the mortgage loan underlying the LOC, or (y) in the case of LOCs for which a substitution of collateral must be made, the face amount of the LOC.

     If First Nationwide declined on any quarterly put date to sell an eligible non-performing mortgage loan or to demand the removal or substitution of collateral, as appropriate, in connection with an eligible LOC, its right to put such asset or demand such removal or substitution, as the case may be, were extinguished, except that put rights with respect to: (i) jumbo residential loans, First Nationwide's interest in certain commercial mortgage loans serviced by others and certain other loans formerly owned by FNMA were extended for one additional quarter, and (ii) loans which had matured as of the Closing Date for which monthly principal and interest payments were made as of the Closing Date were extended until the end of the second quarter following the Closing Date. In the event that, as of November 30, 1996, Granite had not been required to purchase $500 million of non-performing assets, First Nationwide had the right to require Granite to purchase any Putable Assets of First Nationwide, other than assets which previously became non-performing and which First Nationwide did not require Granite to purchase, up to the Maximum Amount. The balance available under the Put Agreement was fully utilized by First Nationwide on December 5, 1996.

     The Assistance Agreement

     On August 19, 1996, First Nationwide and the FSLIC/RF executed an agreement which resulted in the termination of the Assistance Agreement. As a result of the agreement, the FSLIC/RF paid First Nationwide the Covered Asset balance of $39 million and, among other things, assumed the responsibility for the disposition of several litigation matters involving Covered Assets which had been retained by First Nationwide following the FDIC Purchase. First Nationwide recorded a gain of $25.6 million as a result of this settlement.

     Under the terms of the Assistance Agreement, the FSLIC's successor, the FSLIC/RF, provided capital loss coverage and a guaranteed yield on the Covered Assets, as well as indemnification in connection with certain claims.

     In 1995, the FSLIC/RF purchased substantially all of the remaining Covered Assets at the fair market value of such assets in the FDIC Purchase. Under the terms of the Capital Loss Coverage (as defined herein) provisions of the Assistance Agreement, losses sustained by First Nationwide from the FDIC Purchase were reimbursed by the FSLIC/RF. There was no material impact on the consolidated financial statements of First Nationwide as a result of the FDIC Purchase.

     The tax exempt assistance received by First Nationwide from the FSLIC/RF included the following provisions:

     Guaranteed Yield. The guaranteed yield for a Covered Asset for any quarter represented the product of the Covered Asset's average book value for such quarter and a yield based on the Texas Cost of Funds ("TCOF"), the annualized quarterly average cost of funds for Texas-based, SAIF-insured savings institutions as reported by the OTS plus a specified basis point spread ("Guaranteed Yield").

     Capital Loss Coverage. The FSLIC/RF mitigated First Nationwide's exposure to capital losses on Covered Assets by providing for the reimbursement of capital losses resulting from the liquidation of Covered Assets at less than their book value ("Capital Loss Coverage").

     Covered Asset Recovery. When the liquidation of a Covered Asset resulted in a recovery in excess of the asset's original book value, the Assistance Agreement required that 90% of such recovery be remitted to the FSLIC/RF, or offset against payments due to First Nationwide from the FSLIC/RF ("Covered Asset Recovery").

     Shared Gain. First Nationwide was entitled to a disposition fee ("Shared Gain") on any Covered Asset liquidated prior to the termination of coverage for net proceeds in excess of 50% of its original book value.

     Indemnification. The Assistance Agreement provided for indemnification of losses suffered on specific assets acquired by First Nationwide that were not Covered Assets under the Assistance Agreement. Items payable to First Nationwide consisted primarily of indemnification of amounts paid in settlement of certain litigation and reimbursement of specific types of legal costs and expenses.

     FSLIC/RF Reimbursement. First Nationwide agreed to make a payment to the FSLIC/RF over the ten-year term of the Assistance Agreement in lieu of a tax-sharing agreement. Such tax benefit payment was implemented on a current basis, without regard to the actual amount or timing of any such tax benefits received, through a credit to the FSLIC/RF of 10% of the gross assistance the FSLIC/RF paid to First Nationwide. This amount, net of 10% of all Covered Asset Recoveries and Shared Gains, was known as the "FSLIC/RF Reimbursement." In addition, the FSLIC/RF was entitled to a 10% share of tax benefits attributable to the use of net operating loss carryovers of the Texas Closed Banks in reducing the regular tax liability of the affiliated group of which the Bank is a member. The sharing of tax benefits attributable to the use of these net operating loss carryovers, however, occurred only when the net operating loss carryovers were actually used.

     In connection with a modification to the Assistance Agreement in January 1992, First Nationwide was paid $45 million. Of such $45 million payment, $41 million, the amount net of certain claims, was included in First Nationwide's income. Also, in connection with the modification, First Nationwide accrued the present value of the estimated liability at December 31, 1992 to the FSLIC/RF for the FSLIC/RF Reimbursement over the life of the Assistance Agreement, resulting in a $60 million charge to operations in 1992.

     FNMA Letters of Credit

     On September 28, 1994, First Nationwide entered into an agreement with FNMA, pursuant to which FNMA provided credit enhancements for certain bond-financed real estate projects originated by Old FNB. The agreement requires that the Bank pledge to FNMA collateral in the form of certain eligible securities which are held by a third party trustee. The collateral requirement varies based on the balance of the bonds outstanding, losses incurred (if any), as well as other factors. At December 31, 1996, First Nationwide had pledged as collateral certain securities available for sale with a carrying value of $91.6 million.

     FGB Realty Advisors, Inc.

     FGB Realty, a wholly owned subsidiary of the Bank, provides asset management, disposition and advisory services to institutional owners of real estate. FGB Realty has performed asset management and disposition services for a variety of properties which range in product type from single family homes to complex mixed use developments. Fee revenues from unaffiliated parties were $10.1 million, $14.0 million and $14.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. These revenues are included in management fees in First Nationwide's respective consolidated statements of operations. At December 31, 1996, FGB Realty was responsible for the asset management and disposition of 2,642 assets, representing approximately $199 million in commercial and residential real estate loans and properties located in markets throughout the nation. FGB Realty has full service offices in Dallas, New York, Tulsa, Phoenix, San Francisco, and Los Angeles.

     FN Investment Center

     FN Investment Center ("FNIC"), a wholly owned subsidiary of the Bank which was acquired as part of the FN Acquisition, offers securities and insurance products to both existing and prospective customers of the Bank. FNIC is subject to the guidelines established by the OTS for broker-dealer subsidiaries of savings associations, and is a member of the National Association of Securities Dealers. In addition, FNIC is registered as a broker-dealer with the Securities and Exchange Commission and the Securities Investor Protection Corporation. FNIC receives commission revenue for acting as a broker-dealer on behalf of its customers, but FNIC does not maintain customer accounts or take possession of customer securities. Commission revenues of $10.0 million and $8.5 million for the years ended December 31, 1996 and 1995, respectively, are included in fees and service charges in the Company's consolidated statements of operations for such years.

DIVIDEND POLICY OF THE BANK

     The dividend policy of the Bank complies with applicable legal and regulatory restrictions. Before declaring any dividend, the directors of the Bank consider the following factors: (i) the quality and stability of the Bank's net income, (ii) the availability of liquid assets to make dividend payments, (iii) the level of earnings retention as it impacts the Bank's capital needs and projected growth and funding levels, both internal and external, and (iv) the adequacy of capital after the payment of a dividend. Under the Bank's dividend policy, a dividend will not be declared or paid which would: (i) cause the capital level of the Bank to be reduced below "adequately capitalized" levels, or (ii), together with any other dividends declared during the same calendar year, exceed 100% of the net income to date for that calendar year plus 50% of the Bank's surplus capital at the beginning of that calendar year, so long as the Bank is a Tier 1 association (as defined herein).

EMPLOYEES

     At December 31, 1996, First Nationwide and its subsidiaries had 3,547 employees, compared to 3,619 employees at December 31, 1995. None of First Nationwide's employees is represented by any collective bargaining group and management considers its relations with its employees to be good. The Bank maintains a comprehensive employee benefits program providing, among other benefits, health and welfare benefits, long and short-term disability insurance, and life insurance. Additionally, the Bank offers employees a defined contribution investment plan which is a qualified plan under Section 401(a) of the Internal Revenue Code.

     Parent Holdings has no employees.

COMPETITION

     The Bank experiences significant competition in both attracting and retaining deposits and in originating real estate and consumer loans.

     The Bank competes with other thrift institutions, commercial banks, insurance companies, credit unions, thrift and loan associations, money market mutual funds and brokerage firms in attracting and retaining deposits. Competition for deposits from large commercial banks is particularly strong. Many of the nation's thrift institutions and many large commercial banks have a significant number of branch offices in the areas in which the Bank operates.

     In addition, there is strong competition in originating and purchasing real estate and consumer loans, principally from other savings and loan associations, commercial banks, mortgage banking companies, insurance companies, consumer finance companies, pension funds and commercial finance companies. The primary factors in competing for loans are the quality and extent of service to borrowers and brokers, economic factors such as interest rates, interest rate caps, rate adjustment provisions, loan maturities, LTV ratios, loan fees, and the amount of time it takes to process a loan from receipt of the loan application to date of funding. The Bank's future performance will depend on its ability to originate a sufficient volume of mortgage loans in its local market areas and through its wholesale network and, if it is unable to originate a sufficient volume of mortgage loans, to purchase a sufficient quantity of high-quality mortgage-backed securities with adequate yields.

REGULATION

     General

     Parent Holdings is a savings and loan holding company within the meaning of the HOLA and, as such, is registered with the OTS and is subject to comprehensive OTS regulation. The Bank is a federally chartered and insured stock savings bank subject to extensive regulation and supervision by the OTS, as the primary federal regulator of savings associations, and the FDIC, as the administrator of the SAIF.

     The federal banking laws contain numerous provisions affecting various aspects of the business and operations of savings associations and savings and loan holding companies. The following description of statutory and regulatory provisions and proposals, which is not intended to be a complete description of these provisions or their effects on Parent Holdings or the Bank, is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals. See "--Regulation of the Bank--Capital Distribution Regulation."

REGULATION OF PARENT HOLDINGS

     Holding Company Acquisitions

     Parent Holdings is a registered savings and loan holding company. The HOLA and OTS regulations generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control of any other savings association or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Holding Company Activities

     Parent Holdings currently operates as a unitary savings and loan holding company. Generally, there are limited restrictions on the activities of a unitary savings and loan holding company and its non-savings association subsidiaries. If Parent Holdings ceases to be a unitary savings and loan holding company, the activities of Parent Holdings and its non-savings association subsidiaries would thereafter be subject to substantial restrictions.

     The HOLA requires every savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days' advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid. See "--Regulation of the Bank--Capital Distribution Regulation."

     Affiliate Restrictions

     Transactions between a savings association and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association.

     In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     In addition, under the OTS regulations, a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

     The OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Board of Governors of the Federal Reserve System (the "FRB") decides to treat such subsidiaries as affiliates. The regulation also requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

REGULATION OF THE BANK

     Regulatory System

     As a federally insured savings bank, lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is regularly examined by the OTS and must file periodic reports concerning its activities and financial condition.

     Although the OTS is the Bank's primary regulator, the FDIC has "backup enforcement authority" over the Bank. The Bank's eligible deposit accounts are insured by the FDIC under the SAIF, up to applicable limits.

     Federal Home Loan Banks

     The Bank is a member of the FHLBS. Among other benefits, FHLB membership provides the Bank with a central credit facility. The Bank is required to own capital stock in the FHLB in an amount equal to the greater of: (i) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (ii) .3% of total assets, or (iii) 5% of its FHLB advances (borrowings).

     Liquid Assets

     Under OTS regulations, for each calendar month, a savings bank is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) not less than a specified percentage of the average daily balance of its net withdrawable accounts plus short-term borrowings (its liquidity base) during the preceding calendar month. This liquidity requirement, which is currently at 5.0%, may be changed from time to time by the OTS to any amount between 4.0% to 10.0%, depending upon certain factors. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets equal to not less than 1.0% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. The Bank maintains liquid assets in compliance with these regulations.

     Regulatory Capital Requirements

     OTS capital regulations require savings banks to satisfy minimum capital standards: risk-based capital requirements, a leverage (core) capital requirement and a tangible capital requirement. Savings banks must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels. See "--REIT Subsidiary Preferred Stock."

     All savings banks are required to meet a minimum risk-based capital requirement of total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off- balance sheet items). In calculating total capital for purposes of the risk-based requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, a savings bank is required to maintain core capital equal to a minimum of 3% of adjusted total assets. (In addition, under the prompt corrective action provisions of the OTS regulations, all but the most highly-rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "--Prompt Corrective Action."). A savings bank is also required to maintain tangible capital in an amount at least equal to 1.5% of its adjusted total assets.

     Under OTS regulations, a savings bank with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component in calculating its total capital for purposes of determining whether it meets its risk- based capital requirement. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates (whichever would result in lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. In August 1995, the OTS indefinitely delayed implementation of its IRR regulation. Based on internal measures of interest rate risk at December 31, 1996, the Bank would not have been required to deduct an IRR component in calculating total risk-based capital had the IRR component of the capital regulations been in effect.

     These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for an individual savings association upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (2) a savings association is growing, either internally or through acquisitions, at such rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and (3) a savings association may be adversely affected by activities or conditions of its holding company, affiliates, subsidiaries or other persons or savings associations with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

     First Nationwide's total capital to risk-based assets ratio was 13.62%, its core capital to risk-based assets ratio was 11.50%, its leverage capital ratio was 7.17% and its tangible capital ratio was 7.17% at December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Parent Holdings--Capital Resources."

     Certain Consequences of Failure to Comply with Regulatory Capital Requirements

     A savings bank's failure to maintain capital at or above the minimum capital requirements may be deemed an unsafe and unsound practice and may subject the savings bank to enforcement actions and other proceedings. Any savings bank not in compliance with all of its capital requirements is required to submit a capital plan that addresses the bank's need for additional capital and meets certain additional requirements. While the capital plan is being reviewed by the OTS, the savings bank must certify, among other things, that it will not, without the approval of its appropriate OTS

Regional Director, grow beyond net interest credited or make capital distributions. If a savings bank's capital plan is not approved, the bank will become subject to additional growth and other restrictions. In addition, the OTS, through a capital directive or otherwise, may restrict the ability of a savings bank not in compliance with the capital requirements to pay dividends and compensation, and may require such a bank to take one or more of certain corrective actions, including, without limitation: (i) increasing its capital to specified levels, (ii) reducing the rate of interest that may be paid on savings accounts, (iii) limiting receipt of deposits to those made to existing accounts, (iv) ceasing issuance of new accounts of any or all classes or categories except in exchange for existing accounts, (v) ceasing or limiting the purchase of loans or the making of other specified investments, and (vi) limiting operational expenditures to specified levels.

     The HOLA permits savings banks not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. Such an exemption will be granted only if certain strict requirements are met, and must be denied under certain circumstances. If an exemption is granted by the OTS, the savings bank still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

     Prompt Corrective Action

     The prompt corrective action regulation of the OTS, promulgated under FDICIA, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings bank that falls within certain undercapitalized capital categories specified in the regulation.

     The regulation establishes five categories of capital classification:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage ratio are used to determine an institution's capital classification. At December 31, 1996, First Nationwide met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

     In general, the prompt corrective action regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept Brokered Deposits only with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll-over Brokered Deposits.

     Institutions that are classified as undercapitalized are subject to certain mandatory supervisory actions, including: (i) increased monitoring by the appropriate federal banking agency for the institution and periodic review of the institution's efforts to restore its capital, (ii) a requirement that the institution submit a capital restoration plan acceptable to the appropriate federal banking agency and implement that plan, and that each company having control of the institution guarantee compliance with the capital restoration plan in an amount not exceeding the lesser of 5% of the institution's total assets at the time it received notice of being undercapitalized, or the amount necessary to bring the institution into compliance with applicable capital standards at the time it fails to comply with the plan, and (iii) a limitation on the institution's ability to make any acquisition, open any new branch offices, or engage in any new line of business without the prior approval of the appropriate federal banking agency for the institution or the FDIC.

     The regulation also provides that the OTS may take any of certain additional supervisory actions against an undercapitalized institution if the agency determines that such actions are necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund. These supervisory actions include: (i) requiring the institution to raise additional capital or be acquired by another institution or holding company if certain grounds exist, (ii) restricting transactions between the institution and its affiliates, (iii) restricting interest rates paid by the institution on deposits, (iv) restricting the institution's asset growth or requiring the institution to reduce its assets, (v) requiring replacement of senior executive officers and directors, (vi) requiring the institution to alter or terminate any activity deemed to pose excessive risk to the institution, (vii) prohibiting capital distributions by bank holding companies without prior approval by the FRB, (viii) requiring the institution to divest certain subsidiaries, or requiring the institution's holding company to divest the institution or certain affiliates of the institution, and (ix) taking any other supervisory action that the agency believes would better carry out the purposes of the prompt corrective action provisions of FDICIA.

     Institutions classified as undercapitalized that fail to submit a timely, acceptable capital restoration plan or fail to implement such a plan are subject to the same supervisory actions as significantly undercapitalized institutions. Significantly undercapitalized institutions are subject to the mandatory provisions applicable to undercapitalized institutions. The regulation also makes mandatory for significantly undercapitalized institutions certain of the supervisory actions that are discretionary for institutions classified as undercapitalized, creates a presumption in favor of certain discretionary supervisory actions, and subjects significantly undercapitalized institutions to additional restrictions, including a prohibition on paying bonuses or raises to senior executive officers without the prior written approval of the appropriate federal bank regulatory agency. In addition, significantly undercapitalized institutions may be subjected to certain of the restrictions applicable to critically undercapitalized institutions.

     The regulation requires that an institution be placed into conservatorship or receivership within 90 days after it becomes critically undercapitalized, unless the OTS, with concurrence of the FDIC, determines that other action would better achieve the purposes of the prompt corrective action provisions of FDICIA. Any such determination must be renewed every 90 days. A depository institution also must be placed into receivership if the institution continues to be critically undercapitalized on average during the fourth quarter after the institution initially became critically undercapitalized, unless the institution's federal bank regulatory agency, with the concurrence of the FDIC, makes certain positive determinations with respect to the institution.

     Critically undercapitalized institutions are also subject to the restrictions generally applicable to significantly undercapitalized institutions and to a number of other severe restrictions. For example, beginning 60 days after becoming critically undercapitalized, such institutions may not pay principal or interest on subordinated debt without the prior approval of the FDIC. (However, the regulation does not prevent unpaid interest from accruing on subordinated debt under the terms of the debt instrument, to the extent otherwise permitted by law.) In addition, critically undercapitalized institutions may be prohibited from engaging in a number of activities, including entering into certain transactions or paying interest above a certain rate on new or renewed liabilities.

     If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well-capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions.

     Conservatorship/Receivership

     In addition to the grounds discussed under "--Prompt Corrective Action," the OTS (and, under certain circumstances, the FDIC) may appoint a conservator or receiver for a savings association if any one or more of a number of circumstances exist, including, without limitation, the following: (i) the institution's assets are less than its obligations to creditors and others,
(ii) a substantial dissipation of assets or earnings due to any violation of law or any unsafe or unsound practice, (iii) an unsafe or unsound condition to transact business, (iv) a willful violation of a final cease-and- desist order, (v) the concealment of the institution's books, papers, records or assets or refusal to submit such items for inspection to any examiner or lawful agent of the appropriate federal banking agency or state bank or savings association supervisor, (vi) the institution is likely to be unable to pay its obligations or meet its depositors' demands in the normal course of business, (vii) the institution has incurred, or is likely to incur, losses that will deplete all or substantially all of its capital, and there is no reasonable prospect for the institution to become adequately capitalized without federal assistance, (viii) any violation of law or unsafe or unsound practice that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution's condition, or otherwise seriously prejudice the interests of the institution's depositors or the federal deposit insurance fund, (ix) the institution is undercapitalized and the institution has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan, or materially fails to implement an accepted capital restoration plan, (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital, or (xi) the institution is found guilty of certain criminal offenses related to money laundering.

     Liability of Commonly Controlled Depository Institutions

     In general, savings associations and other depository institutions can be held liable for any loss which the FDIC incurs or reasonably anticipates incurring in connection with either the default of a commonly controlled depository institution or any assistance provided by the FDIC to a commonly controlled institution in danger of default. A depository institution is required to pay the amount of such liability upon receipt of written notice from the FDIC unless such written notice is received more than two years from the date the FDIC incurred the loss. Liability for the losses of commonly controlled institutions can lead to the failure of all depository institutions in a holding company structure if the remaining institutions are unable to pay the liability assessed by the FDIC.

     In general, for purposes of this provision, depository institutions are deemed to be "commonly controlled" if they are controlled by the same holding company or if one depository institution is controlled by another; "default" of a depository institution occurs when there is an official determination pursuant to which a conservator, receiver or other legal custodian is appointed for the institution; and a depository institution is deemed to be "in danger of default" where its federal or state supervisory agency determines that the institution is not likely to be able to meet the demands of its depositors or pay its obligations in the normal course of business and there is no reasonable prospect that it will be able to do so, or determines that the institution has incurred or is likely to incur losses that will deplete substantially all of its capital and there is no reasonable prospect that the institution's capital can be replenished without federal assistance. The Bank is not currently under common control with any other depository institution.

     Enforcement Powers

     The OTS and, under certain circumstances, the FDIC, have substantial enforcement authority with respect to savings associations, including authority to bring various enforcement actions against a savings association and any of its "institution-affiliated parties" (a term defined to include, among other persons, directors, officers, employees controlling stockholders, agents and shareholders who participate in the conduct of the affairs of the institution). This enforcement authority includes, without limitation: (i) the ability to terminate a savings association's deposit insurance, (ii) institute cease-and-desist proceedings, (iii) bring suspension, removal, prohibition and criminal proceedings against institution- affiliated parties, and (iv) assess substantial civil money penalties. As part of a cease-and-desist order, the agencies may require a savings association or an institution-affiliated party to take affirmative action to correct conditions resulting from that party's actions, including to make restitution or provide reimbursement, indemnification or guarantee against loss; restrict the growth of the institution; and rescind agreements and contracts.

     Capital Distribution Regulation

     In addition to the prompt corrective action restriction on paying dividends, OTS regulations limit certain "capital distributions" by OTS-regulated savings associations. Capital distributions are defined to include, in part, dividends and payments for stock repurchases and cash-out mergers.

     Under the regulation, an association that meets its fully phased-in capital requirements both before and after a proposed distribution and has not been notified by the OTS that it is in need of more than normal supervision (a "Tier 1 association") may, after prior notice to but without the approval of the OTS, make capital distributions during a calendar year up to the higher of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period. A Tier 1 association may make capital distributions in excess of the above amount if it gives notice to the OTS and the OTS does not object to the distribution. A savings association that meets its regulatory capital requirements both before and after a proposed distribution but does not meet its fully phased-in capital requirement (a "Tier 2 association") is authorized, after prior notice to the OTS but without OTS approval, to make capital distributions in an amount up to 75% of its net income over the most recent four-quarter period, taking into account all prior distributions during the same period. Any distribution in excess of this amount must be approved in advance by the OTS. A savings association that does not meet its current regulatory capital requirements (a "Tier 3 association") cannot make any capital distribution without prior approval from the OTS, unless the capital distribution is consistent with the terms of a capital plan approved by the OTS.

     At December 31, 1996, First Nationwide qualified as a Tier 1 association for purposes of the capital distribution rule. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice. The requirements of the capital distribution regulation supersede less stringent capital distribution restrictions in earlier agreements or conditions.

     The OTS has proposed to amend its capital distribution regulation to conform its requirements to the OTS prompt corrective action regulation. Under the proposed regulation, an institution that would remain at least adequately capitalized after making a capital distribution, and that was owned by a holding company, would be required to provide notice to the OTS prior to making a capital distribution. "Troubled" associations and undercapitalized associations would be allowed to make capital distributions only by filing an application and receiving OTS approval, and such applications would be approved under certain limited circumstances.

     Qualified Thrift Lender Test

     In general, savings associations are required to maintain at least 65% of their "portfolio assets" (defined as total assets minus goodwill, intangibles, property used to conduct business, and liquid assets up to 20% of assets) in certain "qualified thrift investments" (which consist primarily of loans and other investments related to residential real estate and certain other assets). A savings association that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties.

     Recent legislation permits a savings association to qualify as a qualified thrift lender not only by maintaining 65% of portfolio assets in qualified thrift investments (the "QTL test") but also, in the alternative, by qualifying under the Internal Revenue Code as a "domestic building and loan association." The Bank is a domestic building and loan association as defined in the Internal Revenue Code.

     Recent legislation also expands the QTL test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and educational loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assets, plus an additional 10 percent for small business loans. Loans for personal, family, and household purposes (other than credit card, small business, and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. At December 31, 1996 under the expanded QTL test, approximately 89.05% of First Nationwide's portfolio assets were qualified thrift investments.

     FDIC Assessments

     The deposits of the Bank are insured by the SAIF of the FDIC, up to applicable limits, and are subject to deposit premium assessments by the SAIF. Under the FDIC's risk-based insurance system, SAIF-assessable deposits are now subject to premiums of between 0 to 27 cents per $100 of deposits, depending upon the institution's capital position and other supervisory factors.

     Under recent legislation, SAIF-assessable deposits held as of March 31, 1995 were subject to a tax-deductible one-time special assessment at a rate sufficient to achieve the 1.25% designated reserve ratio of the SAIF as of October 1, 1996 (the "Special SAIF Assessment"). This Special SAIF Assessment generally was payable no later than November 29, 1996. The special assessment was 65.7 cents per $100 of SAIF-assessable deposits and was collected on November 27, 1996. At the 65.7 basis point rate, the cost of the special assessment to First Nationwide was approximately $60.1 million on a pre-tax basis and $54.1 million on an after-tax basis.

     Under the new legislation, beginning in January 1997 institutions with Bank Insurance Fund ("BIF") deposits are required to share the cost of funding debt obligations issued by the Financing Corporation ("FICO"), a corporation established by the federal government in 1987 to finance the recapitalization of FSLIC. However, until the earlier of December 31, 1999 or the date of elimination of the thrift charter, the FICO assessment rate for BIF deposits is only one-fifth of the rate applicable to SAIF deposits. Consequently, the annual FICO assessments to be added to deposit insurance premiums are expected to equal approximately 6.48 basis points for SAIF deposits and 1.3 basis points for BIF deposits from January 1, 1997 through December 31, 1999, and approximately 2.4 basis points for both BIF and SAIF deposits thereafter. From January 1, 1997, FICO payments are to be paid directly by SAIF and BIF institutions in addition to deposit insurance assessments.

     On December 24, 1996, the FDIC issued a final rule lowering the rates on SAIF-assessable deposits. The rule established SAIF rates ranging from 0 to 27 basis points as of October 1, 1996. However, a special interim schedule of rates ranging from 18 to 27 basis points applied from October 1, 1996 through December 31, 1996 for those institutions, such as First Nationwide, that continued to be subject to FICO assessments until the new FICO funding mechanism went into effect on January 1, 1997. Following the special assessment and the new FICO funding mechanism effective January 1, 1997, future SAIF assessment rates are expected to depend primarily on the rate of any new losses from the SAIF insurance fund. Under the recent legislation, however, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Leaving aside the special assessment, First Nationwide paid the minimum SAIF assessment rate of 18 basis points from October 1, 1996 to December 31, 1996, and the Bank has been assessed a rate of 0 basis points from January 1, 1997.

     Thrift Charter

     Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. Recent legislation requires the Treasury Department to prepare for Congress by March 31, 1997 a comprehensive study on development of a common charter for federal savings associations and commercial banks; and in the event that the thrift charter was eliminated by January 1, 1999, would require the merger of the BIF and the SAIF into a single Deposit Insurance Fund on that date. In the absence of appropriate "grandfather" provisions, legislation eliminating the thrift charter could have a material adverse effect on the Bank and its parent holding companies because, among other things, these holding companies engage in activities that are not permissible for bank holding companies and the regulatory capital and accounting treatment for banks and thrifts differs in certain significant respects. The Bank cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would contain adequate grandfather rights for the Bank and its parent holding companies.

     Non-Investment Grade Debt Securities

     Savings associations and their subsidiaries are prohibited from acquiring or retaining any corporate debt security that, at the time of acquisition, is not rated in one of the four highest rating categories by at least one nationally recognized statistical rating organization. The Bank does not own any non-investment grade debt securities.

     Community Reinvestment Act and the Fair Lending Laws

     Savings associations have a responsibility under CRA and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

     New Safety and Soundness Guidelines

     The OTS and the other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The OTS and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions.

     Change of Control

     Subject to certain limited exceptions, no company can acquire control of a savings association without the prior approval of the OTS, and no individual may acquire control of a savings association if the OTS objects. Any company that acquires control of a savings association becomes a savings and loan holding company subject to extensive registration, examination and regulation by the OTS. Conclusive control exists, among other ways, when an acquiring party acquires more than 25% of any class of voting stock of a savings association or savings and loan holding company, or controls in any manner the election of a majority of the directors of the company. In addition, a rebuttable presumption of control exists if, among other things, a person acquires more than 10% of any class of a savings association or savings and loan holding company's voting stock (or 25% of any class of stock) and, in either case, any of certain additional control factors exist.

     Under recent legislation, companies subject to the Bank Holding Company Act that acquire or own savings associations are no longer defined as savings and loan holding companies under the HOLA and, therefore, are not generally subject to supervision and regulation by the OTS. OTS approval is no longer required for a bank holding company to acquire control of a savings association, although the OTS has a consultative role with the FRB in examination enforcement and acquisition matters.

     Reduction Act

     On September 30, 1996, President Clinton signed into law the Reduction Act. The Reduction Act's principal provisions relate to recapitalization of the SAIF, but it also contains numerous regulatory relief measures, some of which are directly applicable to the Bank. Specific provisions of the Reduction Act are discussed above in "--Qualified Thrift Lender Test," "--FDIC Assessments," "--Thrift Charter," and "--Change of Control." The Reduction Act also contains other provisions to reduce regulatory burdens associated with compliance with various consumer and other laws applicable to the Bank, including, for example, provisions designed to coordinate the disclosure and other requirements under the Truth-in-Lending Act and the Real Estate Settlement Procedures Act, modify certain insider lending restrictions, permit the OTS to allow exemptions to anti-tying prohibitions and exempt certain transactions and simplify certain disclosures under the Truth-in-Lending Act.

     REIT Subsidiary Preferred Stock

     The Bank filed a 30-day notice on November 29, 1996 with the OTS regarding the establishment of the Preferred Capital Corp., a real estate investment trust ("REIT"), as an operating subsidiary of the Bank. The OTS issued a letter expressing that it did not object to such establishment.

     In conjunction with the operating subsidiary notice, the OTS reviewed among other things the appropriateness of including the minority interest represented by the REIT Preferred Stock in the regulatory capital of the Bank. See "--Regulatory Capital Requirements." In general, as a minority interest in a consolidated subsidiary, the REIT Preferred Stock is eligible to be treated as core capital of the Bank, but the OTS may have the authority to exclude such REIT Preferred Stock from core capital. The OTS has indicated that it will not exclude REIT Preferred Stock from the core capital of the parent savings association if the following prudential standards are met: (i) the REIT Preferred Stock meets all of the same terms and conditions that preferred stock issued by the parent savings association must meet in order to be included in core capital; (ii) the REIT Preferred Stock cannot be redeemed without the prior written consent of the OTS; (iii) the REIT Preferred Stock must be converted into or exchanged for a core capital instrument of the parent savings association if the OTS directs, in writing, that such a conversion or exchange should occur because (a) the parent savings association becomes undercapitalized under prompt corrective action regulations, (b) the parent savings association is placed in bankruptcy, reorganization, conservatorship, or receivership, or (c) the OTS, in its sole discretion, directs in writing such conversion or exchange in anticipation of the parent savings association becoming undercapitalized in the near term;
(iv) the amount of the parent savings association's core capital that is composed of REIT Preferred Stock does not exceed 25% of core capital including such REIT Preferred Stock (33-1/3% of core capital excluding REIT Preferred Stock); and (v) the OTS may exclude REIT Preferred Stock from core capital if it ceases to provide meaningful capital support and a realistic ability to absorb losses or otherwise raises supervisory concerns, including OTS concerns about the capital mix or asset structure of the REIT subsidiary or the parent savings association. It is expected that a significant portion of the REIT Preferred Stock will be included in the core capital of the Bank.

TAXATION

     For federal income tax purposes, Parent Holdings is included in the Mafco Group and accordingly, its federal taxable income and loss will be included in the consolidated federal income tax return filed by Mafco Holdings.

     The Bank, FN Holdings and Mafco Holdings are parties to a tax sharing agreement effective as of January 1, 1994 (the "Tax Sharing Agreement"), pursuant to which (i) the Bank will pay to FN Holdings amounts equal to the taxes that the Bank would be required to pay if it were to file a return separately from the affiliated group of which Mafco Holdings is the common parent (the "Mafco Group") and (ii) FN Holdings will pay to Mafco Holdings amounts equal to the taxes that FN Holdings would be required to pay if it were to file a consolidated return on behalf of itself and the Bank separately from the Mafco Group. The Tax Sharing Agreement allows the Bank to take into account, in determining its liability to FN Holdings, any net operating losses that it would have been entitled to utilize if it had filed separate returns for each year since the formation of First Nationwide. The Tax Sharing Agreement also allows FN Holdings to take into account, in determining its liability to Mafco Holdings, any net operating losses that it would have been entitled to utilize if it had filed a consolidated return on behalf of itself and First Nationwide for each year since the formation of First Nationwide. Accordingly, pursuant to the Tax Sharing Agreement, the benefits of any net operating losses generated by First Nationwide since its formation are retained by First Nationwide and FN Holdings. Parent Holdings has not entered into any tax sharing agreements.

     First Nationwide had generated significant federal income tax net operating losses since it was organized in December 1988. This is due, in part, to the fact that under applicable federal income tax law, the financial assistance received by First Nationwide pursuant to the Assistance Agreement was excluded from the taxable income of First Nationwide. In addition to such tax-free financial assistance, First Nationwide had been entitled to its normal operating deductions, including interest expense and certain losses relating to its loan portfolio. As a result, First Nationwide generated significant net operating losses for federal income tax purposes even though its operations were profitable. Furthermore, under the reorganization provisions of the Code, First Nationwide succeeded to certain net operating loss carryovers of the Texas Closed Banks.

     At December 31, 1996, if Parent Holdings had filed a consolidated tax return on behalf of itself and its subsidiaries for each year since the formation of First Nationwide, it would have had approximately $2.1 billion of regular net operating losses and approximately $800 million of alternative minimum tax ("AMT") net operating losses, both of which Parent Holdings would have been entitled to utilize. A portion of such losses, to the extent not previously used to offset income, would expire in the year 2004 and thereafter and would fully expire in 2010. It is expected that under the FN Holdings' Tax Sharing Agreement, FN Holdings will be able to eliminate a significant portion of the amounts that it otherwise would be required to pay to Mafco Holdings in respect of federal income tax. Likewise, it is not expected that the Company will record significant amounts of federal income tax expense as a member of the Mafco Group. Payments made by FN Holdings under the Tax Sharing Agreement with the Mafco Group during the years ended December 31, 1996 and 1995 totalled $14.1 million and $3.1 million, respectively. Such payments may increase significantly at the time that the net operating losses described above are either used in full to offset income or expire. During 1998 or 1999, the Company anticipates that the AMT net operating losses will be fully utilized and the Company will begin providing federal income tax expense at a rate of 20%. Prior to the Company utilizing all of its AMT net operating losses, it will provide federal income tax expense at a 2% rate because 90% of AMT net operating losses are available to offset AMT income.

     Under federal tax law, Parent Holdings, FN Holdings and the Bank will be subject to several liability with respect to the consolidated federal income tax liabilities of the Mafco Group for any taxable period during which Parent Holdings, FN Holdings or the Bank is, as the case may be, a member of such group. Therefore, FN Holdings or the Bank may be required to pay the Mafco Group's consolidated Federal tax liability notwithstanding prior payments made under the Tax Sharing Agreement by FN Holdings or the Bank to Mafco Holdings. Mafco Holdings has agreed, however, under the Tax Sharing Agreement to indemnify FN Holdings and the Bank for any such federal income tax liability (and certain state and local tax liabilities) of Mafco Holdings or any of its subsidiaries (other than FN Holdings and the Bank) that FN Holdings or the Bank is actually required to pay.

     On August 20, 1996, the Small Business Job Protection Act of 1996 ("the Act"), was enacted into law generally effective for years beginning after 1995. One provision of the Act repealed the Section 593 reserve method of accounting for bad debts by thrift institutions which are treated as large banks. Another provision of the Act requires the Bank to take into income the balance of its post-1987 bad debt reserves over a six year period beginning in 1996 subject to a two-year deferral if certain residential loan tests are satisfied. Consequently, the FN Holdings may be required to make payments to Mafco Holdings under the Tax Sharing Agreement if FN Holdings has insufficient expenses and losses to offset such income. As of December 31, 1995, First Nationwide had tax bad debt reserves totalling $232 million, all of which had been provided for in deferred tax liabilities. The Company does not expect to generate substantial amounts of federal taxable income (after taking into account its net operating loss carryovers) from any recapture of the Bank's bad debt reserves. Accordingly, the enactment of this legislation is not expected to have a material adverse impact on the Company's operations or financial position.

     Parent Holdings is subject to taxation in certain states in which it operates including California. For California franchise tax purposes, savings institutions are taxed as "financial corporations." Financial corporations are taxed at the general corporate franchise tax rate plus an "in lieu" rate based on their statutory exemption from local business and personal property taxes. California has not adopted conforming federal tax law changes to the computation of the bad debt deduction.

CAL FED AND CALIFORNIA FEDERAL

     Prior to the Cal Fed Acquisition, Cal Fed was a holding company whose only significant asset was all of the common stock of California Federal. As such, Cal Fed's principal business operations were conducted by California Federal and its subsidiaries.

GENERAL

     California Federal and subsidiaries maintained 119 full service branches in California and Nevada at December 31, 1996, offering a broad range of consumer financial services including demand and term deposits and mortgage and consumer loans. Subsidiaries of California Federal sold insurance and investment products to California Federal's customers, and had previously engaged in the real estate investment and development business.

     During 1995, California Federal obtained regulatory and shareholder approval to reorganize into a holding company structure. The reorganization was designed to provide greater flexibility for meeting financial and competitive needs. As a result of the reorganization, which occurred on January 1, 1996, each share of California Federal's common stock was converted into one share of Cal Fed common stock. Consequently, California Federal became a wholly owned subsidiary of Cal Fed.

     California Federal's principal operating activity consisted of originating or purchasing loans secured by residential property of one to four units ("residential 1-4 loans"). California Federal's primary funding source was savings deposits, which were insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). California Federal's net earnings were principally generated by the excess of interest earned on loans and interest-earning securities ("interest-earning assets") over the interest paid on savings deposits and borrowings ("interest-bearing liabilities"), less general and administrative expenses. California Federal's lending and savings operations were concentrated in California and Nevada. California Federal previously had operations in Florida and Georgia.

     In July 1995, California Federal made a nontaxable distribution of Lititgation Interests to its common shareholders. The Litigation Interests (traded on the Nasdaq under the symbol "CALGZ") represent a right to receive a portion of the net cash proceeds, if any, resulting from California Federal's pending goodwill lawsuit against the Federal government. See "Business--Parent Holdings--Other Activities--Cal Fed Contingent Litigation Recovery Participation Interests."

     During 1996, California Federal registered Secondary Litigation Interests to be issued to the common shareholders of Cal Fed in connection with the Cal Fed Acquisition. In January 1997, the Secondary Litigation Interests were distributed and began trading on the Nasdaq under the symbol "CALGL." See "Business--Parent Holdings--Other Activities--Cal Fed Contingent Litigation Recovery Participation Interests."

     California Federal recorded net earnings of $116.4 million during 1996. California Federal recorded net earnings of $93.6 million during 1995 and incurred losses of $423.1 million in 1994.

     California Federal's return to profitability for the year ended December 31, 1995 reflects the results of its restructuring in prior years to meet the new capital requirements of FIRREA and to respond to the collapse of the real estate markets during the early 1990's.

     In early 1994, California Federal adopted a plan designed to improve its capital position, improve its profitability and maximize shareholder value (the "Strategic Plan"). The primary components of the Strategic Plan included:
(i) the raising of additional equity capital by means of common and preferred stock offerings, (ii) the accelerated disposition of $1.3 billion of high-risk and non-performing assets (the "1994 Bulk Sales") and (iii) the sale of 44 depository branches located in Florida and Georgia (the "Southeast Division"). California Federal successfully completed all aspects of the Strategic Plan during 1994.

     During 1994, California Federal, (i) raised $164.2 million, net of issuance costs, in new capital from the issuance of 1.7 million shares of California Federal's preferred stock, Series B, (ii) raised $183.3 million, net of issuance costs, in new capital from the issuance of 21.6 million shares of common stock through a rights offering, and (iii) completed the sale of the Southeast Division. In addition, California Federal completed the 1994 Bulk Sales, which included $1.3 billion of high-risk performing loans, NPLs and real estate held for sale acquired in settlement of loans ("REO"). The sale of these assets resulted in a substantial reduction in NPAs. A $274.8 million loss was recorded on the 1994 Bulk Sales.

     California Federal completed the sale of the Southeast Division during the third quarter of 1994. The sale of the Southeast Division resulted in a $3.9 billion reduction in deposits. However, California Federal received a 4.10% deposit premium which contributed to California Federal recording a $135.0 million net gain from the sale. See "Management's Discussion and Analysis of Results of Operating and Financial Condition--California Federal."

INTEREST RATE RISK MANAGEMENT

     California Federal's earnings were primarily determined by its net interest income. Net interest income was affected by the interest rate spread, which was the difference between the rates earned on its interest-earning assets and rates paid on its interest-bearing liabilities, as well as the relative amounts of its interest-earning assets and interest-bearing liabilities. When interest-earning assets exceeded interest-bearing liabilities, any positive interest rate spread would generate net interest income. California Federal's average interest rate spread for the years ended December 31, 1996, 1995 and 1994 was 2.21%, 2.00% and 2.23%, respectively.
During 1996, average performing interest-earning assets exceeded average interest-bearing liabilities by $612.6 million, or 4.43% of average performing interest-earning assets and $457.7 million or 3.32% during 1995, and $19.4 million or 0.14% during 1994.

     California Federal was subject to interest rate risk to the degree that its interest-bearing liabilities matured or repriced more rapidly, or on a different basis, than its interest-earning assets. While having liabilities that matured or repriced more frequently than assets may be beneficial in times of declining interest rates, such an asset and liability structure may have been detrimental to operations during periods of rising interest rates. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--California Federal" for further information.

     In order to reduce interest rate risk, California Federal emphasized the origination of adjustable rate mortgage loans that repriced more closely with its interest-bearing liabilities. California Federal originated fixed rate loans primarily for resale. At December 31, 1996, 86.5% of California Federal's portfolio of loans and mortgage-backed securities consisted of adjustable rate instruments as compared to 88.1% at December 31, 1995 and 88.9% at December 31, 1994. During 1996, 85.1% of real estate loans originated bore adjustable rates compared to 79.1% in 1995 and 91.4% in 1994.

LENDING ACTIVITIES

     Since 1990, California Federal focused its lending operations primarily on the origination of residential 1-4 loans. During the last several years, California Federal generally originated fixed rate residential 1-4 loans that conformed to the underwriting criteria of FNMA and FHLMC. Fixed rate residential loans were originated primarily for sale, and adjustable rate residential 1-4 loans were primarily held in California Federal's portfolio of interest-earning assets. Prior to 1990, California Federal was active in originating loans secured by income producing property ("income property loans") but this activity was significantly curtailed. During 1993, California Federal discontinued its origination of income property loans including multi-family loans, except in conjunction with sales of real estate held for sale. Prior to 1994, California Federal originated loans secured by automobiles as well as secured and unsecured personal loans ("consumer loans") through California Thrift and Loan ("CTL"), a former subsidiary of California Federal. During 1995, California Federal originated consumer loans primarily on an agency basis, and received a fee for originating the loan from a third party. Prior to 1991, California Federal was active in originating secured and unsecured loans to corporate customers ("commercial banking loans"). During 1995, California Federal initiated a new lending program designed to provide credit to small businesses located in California ("Business Banking Loans"). The Business Banking Loan program consisted of several products, which include an unsecured line of credit for a term of up to twelve months, and a loan secured by a certificate of deposit for a term of no greater than five years. The maximum amount of the line of credit that California Federal offered during 1996 was $100,000 and these loans bore an interest rate based upon the prime rate plus 3%. The maximum loan amount for a loan secured by a certificate of deposit was $250,000. At December 31, 1996, California Federal's outstanding Business Banking Loan commitments totalled $21.2 million.

     California Federal conducted its loan origination functions through its offices in California and Nevada. Although California Federal had nationwide lending authority, a substantial portion of California Federal's mortgage loans were secured by real estate located in California. At December 31, 1996, $8.8 billion, or 87.7%, of California Federal's portfolio of real estate loans was secured by real estate located in California. California Federal did not originate any loans outside of the United States.

     California Federal offered a variety of residential 1-4 fixed rate and adjustable rate loan programs, including loan programs which began with a three year or five year fixed rate period, converting to an adjustable rate for the remaining term of the loan. The adjustable rate residential loan programs offered by California Federal provided for interest rates that adjust periodically, commencing within three to six months from the loan's inception, based on changes in the FHLB 11th District Cost of Funds or indices that fluctuate with U.S. Treasury rates. Adjustments to the monthly payment of principal and interest occurred either semi-annually or annually depending on the loan program selected by the borrower. However, to protect borrowers from unlimited interest rate and payment increases, the majority of California Federal's adjustable rate loans had a maximum interest rate change ("interest rate cap") from the initial reduced interest rate period and/or over the life of the loan. Additionally, the interest rate may increase or decrease within a two to six percentage point range in any given period. In certain loan programs, these protections for borrowers could have resulted in monthly payments which were greater or less than the amount required to amortize the loan by its maturity at the interest rate in effect in any particular month. In the event that the monthly payment was not sufficient to pay the interest accruing during the month, the deficiency was added to the loan's principal balance ("negative amortization"). In the event that a loan incurred significant negative amortization, there was an increased risk that the market value of the underlying collateral on the loan would be insufficient to fully satisfy the outstanding principal and interest. In the event that the monthly payment exceeded the amount necessary to pay the interest accruing during the month, the excess was applied to reduce the loan's principal balance, which would result in an earlier payoff of the loan.

     Negative amortization could have resulted in an increased risk that the value of the collateral securing the loan could have been insufficient to fully satisfy the outstanding principal and interest in the case of a default by the borrower. However, negative amortization also served to reduce the amount of payment increase during periods of rising rates. In periods of rapidly rising interest rates, monthly payments on adjustable rate loans may have increased sharply, resulting in a hardship for borrowers. Negative amortization reduced the increase in the payments for borrowers. While the outstanding balance of the loan may have increased because of negative amortization, the risk of default may have decreased as borrowers had a lower debt service burden or a debt service requirement that increased more slowly than fully amortizing loans. At December 31, 1996, $4.8 billion, or 48%, of California Federal's loans had the potential to experience negative amortization, while $0.9 billion, or 9%, of its loans were actually experiencing negative amortization.

     California Federal originated certain 15 and 30 year fully amortizing fixed rate residential 1-4 loans that conformed to the underwriting requirements of FNMA, primarily for resale in the secondary market. When loans were sold, California Federal normally retained the right to service the loan. Substantially all fixed rate loans in California Federal's loan portfolio contained a due-on-sale clause which provided that California Federal could, subject to certain regulatory restrictions, declare the unpaid principal amount due and payable upon the resale of the mortgaged property. Although adjustable rate loans in California Federal's loan portfolio contained a due-on-sale clause, by their terms they are transferable to a purchaser of the property if the purchaser met California Federal's credit standards.

     California Federal originated or purchased loans through several distribution channels, including: (i) through its lending offices located in California and Nevada ("retail loan production"), (ii) through a network of brokers who directed their clients to California Federal ("wholesale loan production"), (iii) through correspondent mortgage banking organizations, which originated loans, using California Federal's underwriting requirements, and then sold such loans to California Federal and (iv) purchases of loan pools.

     California Federal utilized several distribution channels for loan production in order to maximize its production efforts in a cost effective manner and to mitigate its dependence upon a single origination source. Wholesale loan production became a significantly greater source of loan production during 1995 and 1994 as compared to retail sources. During 1996, wholesale production of loans totalled $1.2 billion compared to $1.0 billion during 1995. Retail loan production totalled $587.5 million and $621.6 million during 1996 and 1995, respectively. Additionally, during 1995 and 1996 California Federal purchased a greater percentage of its loan production than in prior years. During 1996, California Federal purchased $805.9 million of loans; $306.8 million of this total were purchased with servicing rights.

     The table below shows California Federal's total loan originations and purchases for the periods indicated:



                                                       At December 31,
                             -----------------------------------------------------------------
                                  1996        1995          1994         1993         1992
                                  ----        ----          ----         ----         ----
                                                       ( in millions)
  Real estate
    Residential 1-4:
       Fixed rate (a)             $  820.0   $   456.1      $   186.2   $   824.3      $1,211.5
       Adjustable rate             1,755.7     1,674.6        2,235.5     1,404.7       1,178.4
    Multi-Family:
       Fixed rate                      5.6         0.8            3.0         5.7          18.1
       Adjustable rate                12.8        41.9          112.4       285.1         185.5
    Commercial Real Estate:
       Fixed rate                      0.5         1.2           16.3        35.5          47.7
       Adjustable rate                 3.3        62.2           79.5        45.6          69.3
    Equity                            10.4        10.5           22.5       210.5         259.2
                                  --------    --------       --------    --------      --------
  Total real estate                2,608.3     2,247.3        2,655.4     2,811.4       2,969.7
     Business banking                 23.1         --             0.5         1.9          56.5
     Consumer                         96.5        99.3          118.6       129.2         332.2
                                  --------    --------       --------    --------      --------
  Total loans originated and
    purchased (b)                  2,727.9     2,346.6        2,774.5     2,942.5       3,358.4
  Loans refinanced                  (127.9)     (100.5)        (155.2)     (204.5)       (298.8)
                                  --------    --------       --------    --------      --------
  Net loans originated
     for sale and investment
                                  $2,600.0      $2,246.1      $2,619.3   $2,738.0      $3,059.6
                                  ========      ========      ========   ========      ========

------------------
  (a Includes certain loans that will convert to an adjustable rate after an initial fixed rate period of three or five years.

  (b) Includes purchases of $805.9 million, $578.2 million, $229.2 million, $115.0 million, and $99.7 million for 1996, 1995, 1994, 1993, and 1992, respectively.

     The table below shows the number and dollar amount of loans originated and purchased by California Federal. Adjustable rate loan originations and purchases are presented by rate adjustment index.


                                                   Year ended December 31, 1996                  Year ended December 31, 1995
                                           ------------------------------------------     -----------------------------------------
                                                                           Average                                       Average
                                              Number of                      Loan            Number of                     Loan
                                                Loans        Amount         Amount             Loans        Amount        Amount
                                                -----        ------         ------            -----         ------        ------
                                                               (in           (in                             (in           (in
                                                            millions)     thousands)                      millions)     thousands)
  Loans Originated:
          Residential 1-4
    Residential 1-4-- Wholesale                  4,221      $1,214.2         $287.7           3,548         $1,025.1       $ 288.9
         Residential 1-4-- Retail                3,733         587.5          157.4           3,886            621.6         160.0
                                              ---------    ---------        -------         -------         --------       -------
           Total Residential                     7,954       1,801.7          226.5           7,434          1,646.7         221.5
                                                 -----     ---------        -------         -------         --------       -------
          Multi-family                              44          13.1          297.7              57             20.6         361.4
                 Commercial real estate              3           0.7          233.3               5              1.8         360.0
                 Business banking                  207          16.8           81.2              --              --            --
                 Consumer                        2,580          89.7           34.8           3,038             99.3          32.7
                                              --------     ---------        -------          ------         --------       -------
           Total loans originated               10,788       1,922.0          178.2          10,534          1,768.4         167.9
                                              --------     ---------        -------          ------         --------       -------
  Loans Purchased:
            Residential 1-4                      3,325         784.4          235.9           1,898            494.5         260.5
    Multi-family                                    19           5.3          278.9              87             22.1         254.0
    Commercial real estate                          11           3.1          281.8             130             61.6         473.8
    Business banking                                98           6.3           64.3              --              --            --
    Consumer                                       153           6.8           44.4              --              --            --
                                              --------  ------------       --------          -------       -----------     -------
            Total loans purchased                3,606         805.9          223.5           2,115            578.2         273.4
                                              ---------    ----------        -------         -------       ----------       -------
            Total loans originated and
               purchased                        14,394      $2,727.9         $189.5          12,649         $2,346.6        $185.5
                                                ======      ========         ======          ======        =========        ======

     The composition of California Federal's loan portfolio is set forth in the following table at the dates indicated:



                                                          At December 31,
                             -----------------------------------------------------------------------
                                  1996           1995          1994          1993           1992
                                  ----           ----          ----          ----           ----
                                                          (in millions)
  Real estate:
    Residential 1-4:
        Fixed rate                $ 1,481.9      $   965.4      $  686.5      $  871.1      $ 1,242.5
        Adjustable rate             6,771.2        6,312.2       5,856.8       5,189.9        5,416.2
                                  ---------       --------      --------      --------      ---------
                                    8,253.1        7,277.6       6,543.3       6,061.0        6,658.7
    Multi-Family:
       Fixed rate                      53.6           67.7          97.5         246.0          321.6
       Adjustable rate              1,195.8        1,278.5       1,360.6       2,019.6        2,099.1
                                  ---------       --------      --------      --------      ---------
                                    1,249.4        1,346.2       1,458.1       2,265.6        2,420.7
    Commercial Real Estate:
       Fixed rate                      37.7           53.6          74.8         216.4          224.8
       Adjustable rate                449.5          488.4         490.3         740.3          877.8
                                  ---------       --------      --------      --------      ---------
                                      487.2          542.0         565.1         956.7        1,102.6
    Equity                             57.4           64.1          79.3          84.5          186.7
                                  ---------       --------      --------      --------      ---------
       Total real estate           10,047.1        9,229.9       8,645.8       9,367.8       10,368.7
  Business banking                     16.9            --            --           85.2          280.9
  Consumer                            194.7          249.6         322.6         433.7          925.5
                                  ---------       --------      --------      --------      ---------
                                   10,258.7        9,479.5       8,968.4       9,886.7       11,575.1
  Less:
    Undisbursed loan funds             (0.3)           0.1           --            1.3            4.9
    Deferred loan (costs) fees        (26.2)         (13.9)         (4.3)         23.8           42.0
    Allowance for loan losses         173.1          181.0         211.6         254.3          324.0
    Unearned interest on
       equity/consumer loans            --             1.3           4.1          10.6           56.9
    Discount on acquired loans          4.0            7.4           9.7          13.4           18.0
    Other deferrals                      --             --            --          11.4           27.2
                                  ---------       --------      ---------     --------      ---------
  Total loans receivable           10,108.1        9,303.6       8,747.3       9,571.9       11,102.1
  Less: Loans held for sale (a)         8.7           13.6           1.3          44.3          497.7
                                  ---------       --------      --------      --------      ---------
  Loans receivable held for
       investmen                  $10,099.4       $9,290.0      $8,746.0      $9,527.6      $10,604.4
                                  =========       ========      ========      ========      =========

------------------

(a) See the Notes to California Federal's consolidated financial statements for further details.

     The reduction in California Federal's loan portfolio since 1992 was due primarily to (i) California Federal's need to comply with the capital requirements of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), (ii) reduced levels of originations, (iii) a high level of loan repayments, (iv) the sale of CTL, a subsidiary that specialized in the origination of consumer loans, (v) the sale or securitization of loans, and (vi) bulk sale transactions. During 1994, California Federal sold $1.3 billion of loans through a series of bulk sale transactions. The bulk sale transactions were designed to reduce California Federal's credit risk and concentrations of non-performing and income property loans.

     The table below shows the geographic distribution of California Federal's gross real estate loan portfolio at December 31, 1996, 1995, and 1994, respectively:



                                                    Years ended December 31,
                         ------------------------------------------------------------------------------
                                   1996                       1995                      1994
                             --------------------    -------------------------    ----------------------
                                                     (dollars in millions)
California                     $ 8,814.6       87.7%     $8,085.7         87.6%   $7,467.9          86.4%
Florida                            433.5        4.3         514.0          5.6       630.3           7.3
Nevada                             244.2        2.4         234.3          2.5       240.8           2.8
Georgia                             77.1        0.8          89.6          1.0       103.6           1.2
Texas                               47.9        0.5          27.9          0.3        25.0           0.3
Arizona                             46.9        0.5          33.1          0.4        24.2           0.3
Washington                          37.4        0.4          18.4          0.2         9.5           0.1
Colorado                            36.7        0.4          18.0          0.2         5.7           0.1
New Jersey                          33.9        0.3          32.5          0.3        27.9           0.3
New York                            32.3        0.3          34.5          0.4        30.5           0.3
Connecticut                         30.1        0.3          21.0          0.2        23.0           0.3
Illinois                            24.4        0.2          12.5          0.1         2.6           --
Other                              188.1        1.9         108.4          1.2        54.8           0.6
                               ---------     ------      --------       ------    --------        ------
                               $10,047.1      100.0%     $9,229.9        100.0%   $8,645.8         100.0%
                               =========      =====      ========        =====    ========         =====

     The following table presents the composition of California Federal's gross real estate loan portfolio by state and property type at December 31, 1996:


                                                                         Commercial     Other
                    1-4 Unit      Multi-       Shopping       Office        and         Income                    % of
                   Residential    family        Centers     Buildings    Industrial    Property      Total        Total
                   -----------    ------        -------     ----------   ----------    --------      -----        -----
                                                            (dollars in millions)
  California           $7,192.6      $1,155.0         $63.3       $138.3       $249.8        $15.6   $  8,814.6        87.7%
  Florida                 397.9          26.0           3.0          1.5          3.6          1.5        433.5         4.3
  Nevada                  203.4          36.0           2.6          1.7          --           0.5        244.2         2.4
  Georgia                  67.6           7.6           0.2          1.2          --           0.5         77.1         0.8
  Texas                    46.3           1.6           --           --           --           --          47.9         0.5
  Arizona                  31.4          14.8           --           0.4          --           0.3         46.9         0.5
  Washington               32.6           4.8           --           --           --           --          37.4         0.4
  Colorado                 35.3           --            --           1.4          --           --          36.7         0.4
  New Jersey               33.9           --            --           --           --           --          33.9         0.3
  New York                 32.2           0.1           --           --           --           --          32.3         0.3
  Connecticut              30.1           --            --           --           --           --          30.1         0.3
  Illinois                 23.5           0.9           --           --           --           --          24.4         0.2
  Other (a)               183.7           2.6           --           1.1          --           0.7        188.1         1.9
                     ----------      ---------       ------       -------      ------        -----    ---------       -----
     Total             $8,310.5      $1,249.4         $69.1       $145.6       $253.4        $19.1    $10,047.1       100.0%
                       ========      ========         =====       ======       ======        =====    =========       ======
% of Total                 82.7%         12.4%          0.7%         1.5%         2.5%         0.2%       100.0%
                           ====          ====           ===          ===          ===          ===        =====

------------------

     (a) Includes states with aggregate gross real estate loans that are less than $23 million.


     California Federal's delinquencies and resulting 1996 residential 1-4 charge-offs primarily resulted from loans originated between 1988 and 1991. Additionally, larger balance loans (those in excess of $300,000) comprised a substantial amount of loans in which charge-offs were recorded. California Federal's residential 1-4 delinquencies at December 31, 1996 decreased approximately 36% from delinquencies at December 31, 1995.

     California Federal's multi-family portfolio at December 31, 1996 was primarily composed of loans originated during the period 1985 through 1988 (58.8%) and loans less than $750,000 (68.8%). Correspondingly, 98.0% of California Federal's multi-family loans had an original loan to value ratio of 80% or less. California Federal's delinquent multi-family loans at December 31, 1996 primarily consisted of loans with balances less than $1.0 million, originated between 1984 through 1990 (81.9%).

     California Federal's commercial real estate portfolio at December 31, 1996 was primarily composed of loans originated during 1985 through 1988 (74.9%) with LTV ratios of 80% or less (74.0%). California Federal's delinquent commercial real estate loans at December 31, 1996 primarily consisted of loans with balances less than $3.0 million, originated between 1986 through 1988 (80.6%).

     Since 1990, California Federal has not been active in the origination of commercial real estate loans, except to finance the sale of real estate owned. At December 31, 1996, $365.1 million, or 75.0% of California Federal's commercial real estate loan portfolio was comprised of loans originated between 1985 through 1988. The 1994 Bulk Sales included a substantial amount of delinquent commercial real estate loans and large performing loans. At December 31, 1996, 55.9% of California Federal's commercial real estate loan portfolio was concentrated in commercial warehouses and industrial buildings. Many of these loans were occupied by owner users with balances that are typically $1.0 million or lower.

     The composition of California Federal's gross consumer loan portfolio is set forth in the following table at the dates indicated:

                                                                  December 31,
                                                        ---------------------------------
                                                           1996        1995       1994
                                                           ----        ----       -----
                                                                  (in millions)
Consumer loans:
  Mobile homes                                               $  53.0    $  66.3    $  79.6
  Vehicles                                                       2.1       21.5       49.4
  Equity credit line                                           117.4      137.8      168.7
  Unsecured                                                     14.1       14.6       16.1
  Loans secured by deposits                                      8.1        9.4        8.8
                                                              ------     ------     ------
          Total consumer loans                                $194.7     $249.6     $322.6
                                                              ======     ======     ======

     Since 1993, California Federal had ceased actively originating consumer loans for its own portfolio. California Federal continued to originate consumer loans on an agency basis for other financial institutions. Additionally, in 1993, California Federal sold CTL, a subsidiary of California Federal that had specialized in the origination of automobile loans, further reducing the level of California Federal's consumer loan portfolio.

     At December 31, 1996, $1.6 billion of fixed rate loans and approximately $8.6 billion of adjustable rate loans were contractually due after one year. The following table presents the remaining contractual maturities of California Federal's gross loan portfolio at December 31, 1996:


                                            Over One      Over Three      Over Five      Over Ten
                               Within      But Within     But Within     But Within     But Within      Over
                              One Year     Three Years    Five Years      Ten Years      15 Years     15 Years      Total
                              --------     -----------    ----------      ---------      --------     --------      -----
                                                                  (in millions)
Real Estate:
  Residential 1-4:
    Fixed rate                   $ 5.6      $    8.6        $  32.6         $  62.1       $  49.1   $1,323.9    $  1,481.9
    Adjustable rate                1.0           1.5            4.5            18.5          43.0    6,702.7       6,771.2
  Income property:
    Fixed rate                    11.5          11.7           27.1            28.9           9.8        2.3          91.3
    Adjustable rate               12.5          75.1          175.8           231.3          65.3    1,085.3       1,645.3
  Equity                           1.2           1.4            1.5            17.2          28.8        7.3          57.4
                                ------         ------       -------         -------       -------    --------    ---------
Total real estate                 31.8          98.3          241.5           358.0         196.0    9,121.5      10,047.1
Business banking                  11.2           2.8            2.4             0.5           --         --           16.9
Consumer                          38.8          32.2           33.0            52.2          27.0       11.5         194.7
                                ------        ------         ------          ------        -------  --------      --------
                                 $81.8        $133.3         $276.9          $410.7        $223.0   $9,133.0     $10,258.7
                                 =====        ======         ======          ======        ======   ========     =========

     Sales of Loans and Loan Servicing Activities. From time to time,
California Federal sold loans in order to manage the growth of its loan portfolio, to aid in managing its capital position, to provide additional sources of cash flow, to enable California Federal to refine the composition and interest rate sensitivity of its loan portfolio and for other reasons.
California Federal's loans held for sale were $8.7 million and $13.6 million at December 31, 1996 and 1995, respectively. California Federal continually reviewed the composition and level of its loan origination activity in order to determine the level of loans originated for sale. Fixed rate residential
1-4 loans that conformed to the underwriting criteria of FHLMC and FNMA were generally originated for sale, while originations of adjustable rate mortgage loans and non-conforming fixed rate loans were primarily originated for investment. California Federal established desired ranges for portfolio and asset growth based upon numerous factors, including origination volume and mix, portfolio repayments and payoffs, desired servicing portfolio levels and regulatory capital requirements. These factors collectively entered into the determination of the amount of fixed rate loans originated for sale.
California Federal typically did not hold such loans in its long-term portfolio because of asset/liability management considerations.

     California Federal recorded gains or losses from the sale of loans that it continueed to service for others by computing the present value of the difference between the yield on the loans sold and the yield to be paid to the buyer, reduced by normal servicing fees ("excess servicing"), over the estimated remaining life of the loans. The present value gain or loss was based upon market prepayment, default and discount rate assumptions. An asset
(i.e., the present value of excess servicing) equal to the present value gain was recorded at the time a loan was sold and was amortized over the estimated remaining life of the loan. California Federal monitored actual prepayments on the related loans and reduced the balance of the recorded amount of excess servicing by a charge to earnings if actual prepayments exceeded California
Federal's estimate. At December 31, 1996, the amount of capitalized excess servicing recorded by California Federal was $4.8 million. California Federal did not experience a material impact to its results of operations or financial condition from the adoption of SFAS No. 122 in the first quarter of 1996.







     In most cases, when loans are sold, California Federal retained the servicing of the loans for the purchaser. California Federal received an annual servicing fee, in the range of 25 to 40 basis points, for servicing loans for others. California Federal received $10.9 million, $12.4 million, and $14.6 million in loan servicing fees for the years ended December 31, 1996, 1995, and 1994, respectively. Fees generated from servicing loans for others were included in fee income in the consolidated financial statements.
The following table summarizes loans serviced for others at the dates indicated:



                                                           December 31,
                               ---------------------------------------------------------------------
Investor                           1996         1995           1994           1993         1992
--------                           ----         ----           ----           ----         ----
                                                           (in millions)
FNMA                                $2,221.7     $2,323.2         $2,379.0     $2,720.4      $2,764.8
FHLMC                                  151.2        117.7            137.0        168.8         225.0
Other                                1,092.5      1,341.4          1,943.3      2,446.1       3,261.2
                                   ---------     --------        ---------     --------      --------
                                    $3,465.4     $3,782.3         $4,459.3     $5,335.3      $6,251.0
                                    ========     ========         ========     ========      ========


LOAN PORTFOLIO RISK ELEMENTS

     In order to reduce credit risk, California Federal maintained underwriting criteria for each of its loan programs. As is the case with all other lenders, however, certain of California Federal's borrowers became unable or unwilling to pay interest or principal when due. Among the reasons for such defaults were adverse conditions in the regional or national economy, unemployment, an oversupply of space for lease and an increase in vacancies, a decline in real estate values, and other factors. In such cases, following efforts to encourage borrowers to cure their defaults, California Federal normally commenced proceedings to foreclose upon the property securing the loan. Such proceedings may have been delayed by litigation or bankruptcy initiated by the borrower. California Federal's risk of loss related both to the frequency of such defaults and to the severity of loss. The loss was primarily composed of the excess, if any, of the outstanding principal balance of the loan plus accrued interest and escrow advances over the value of the collateral at the time of foreclosure. In some instances, California Federal may have been able to recover any loss it incurred from other assets of the borrower but, generally, this was not possible.

    Loans on which California Federal had ceased the accrual of interest ("non-accrual loans") and loans on which various concessions had been made due to the inability of the borrower to service the obligation under the original terms of the agreement ("restructured loans") constituted the primary components of the portfolio of non-performing loans. Under certain limited circumstances, prior to 1993, California Federal continued to accrue interest on loans that were delinquent 90 days or more ("past due loans"). At December 31, 1996, all loans more than 90 days delinquent were on non-accrual status. California Federal may have placed a performing loan on non-accrual status, and/or designated a loan as impaired if California Federal believed that a default was probable or the full collection of principal and interest was doubtful.

     Non-accrual loans. California Federal generally placed a loan on non-accrual status whenever the payment of interest was 90 days or more delinquent, or earlier if the timely collection of interest and/or principal appeared doubtful. Loans on non-accrual status were resolved by: (i) the borrower bringing the loan current, (ii) California Federal and the borrower agreeing to modify the terms of the loan, or (iii) foreclosure upon the collateral securing the loan. The following table presents California Federal's gross non-accrual loans by state at the dates indicated:


                                                                December 31,
                                           -------------------------------------------------------
                                              1996       1995       1994        1993       1992
                                              ----       ----       ----        ----       ----
                                                                (in millions)
California                                      $117.5     $188.7      $162.8     $414.0     $575.9
Florida                                            6.4        8.5         9.7       33.8       70.9
Alabama                                            --         --          --         --        20.8
North Carolina                                     --         --          --         --        13.2
Nevada                                             2.1        3.5         1.5        6.2       11.7
Georgia                                            0.4        1.2         0.9       14.3        8.0
Other                                              3.2        4.4         3.3       47.1       24.6
                                                ------     ------     -------     ------     ------
                                                $129.6     $206.3      $178.2     $515.4     $725.1
                                                ======     ======      ======     ======     ======


    The following table shows California Federal's portfolio of gross non-accrual loans by state and type at December 31, 1996:



                              1-4 Unit       Multi-                                                     % of
                            Residential      Family      Commercial       Consumer        Total         Total
                            -----------      ------      ----------       --------        -----         -----
                                                      (dollars in millions)
California                      $52.4        $49.6           $14.1           $1.4        $117.5          90.7%
Florida                           4.8          0.3            1.0             0.3           6.4           4.9
Nevada                            1.4          0.6             --             0.1           2.1           1.6
New Jersey                        1.7          --              --             --            1.7           1.3
Other                             1.8          --              --             0.1           1.9           1.5
                                -----        -----           -----           ----        ------         -----
Total                           $62.1        $50.5           $15.1           $1.9        $129.6         100.0%
                                =====        =====           =====           ====        ======         =====
% of Total                       47.9%        39.0%           11.6%           1.5%        100.0%
                                =====        =====           =====           ====        ======

------------------

(a)  Includes states with totals less than $1 million.

     Restructured Loans. California Federal, in an effort to maximize the value of its loans that were not performing under their contractual terms, may have modified such loans at terms that are less favorable than the current market. Restructured loans had interest rates that may have been less than current market rates or may have contained other concessions. Since 1990, California Federal generally declined to restructure loans except in special situations where recovery seemed likely. The following table presents gross restructured loans by state at the dates indicated:


                                         December 31,
                      ---------------------------------------------------
                        1996       1995      1994       1993      1992
                        ----       ----      ----       ----      ----
                                         (in millions)
California                 $3.2       $3.1      $5.8       $14.5     $52.8
Texas                        --         --        --         --        0.8
Florida                      --         --        --         --        5.9
North Carolina               --         --        --         --        2.5
Other                        --        0.2        --         2.3       2.2
                           ----       ----      ----       -----     -----
                           $3.2       $3.3      $5.8       $16.8     $64.2
                           ====       ====      ====       =====     =====

     Please refer to "Management's Discussion and Analysis of Results of Operations and Financial Condition--California Federal" for further information on the change in the composition of non-performing loans during 1996 and 1995.

CREDIT LOSS EXPERIENCE

     California Federal, in an effort to mitigate the risk of credit losses in a timely manner, performed periodic reviews of any asset that was identified as having potential excess credit risk. California Federal maintained special departments with responsibility for resolving problem loans and selling real estate acquired through foreclosure in order to facilitate this process. Valuation allowances for estimated potential future losses were established on a specific and general basis. Specific allowances for real estate secured loans were determined by the excess of the recorded investment in the loan over the fair market value of the collateral. General valuation allowances were provided for losses inherent in the loan portfolio which were specifically identified. The general valuation allowance was based upon a number of factors, including: (i) historical loss experience, (ii) composition of the loan portfolio, (iii) loan classifications, (iv) prevailing and forecast economic conditions and (v) management's judgment. A more detailed discussion of California Federal's policies for determining valuation allowances is presented in "Management's Discussion and Analysis of Results of Operations and Financial Condition--California Federal--Provision for Loan Losses" and Notes to California Federal's consolidated financial statements.

     The table below shows California Federal's specific and general allowances for loan losses by loan type at the dates indicated:


                                                     December 31,
                               --------------------------------------------------------
                                  1996       1995        1994       1993       1992
                                  ----       ----        ----       ----       ----
                                                    (in millions)
Specific Allowance:
  Real Estate:
     Residential 1-4              $    --    $    --     $    4.1   $    3.5     $   --
     Income property                  11.7      24.3         30.4       54.4        55.5
                                  --------   -------     --------   --------    --------
  Total real estate                   11.7      24.3         34.5       57.9        55.5
  Commercial banking                   --          --         --         0.2        16.3
                                  --------   -------     --------   --------    --------
Total specific allowance              11.7      24.3         34.5       58.1        71.8
                                  --------   -------     --------   --------    --------
General Allowance:
  Real Estate:
     Residential 1-4                  45.0      45.0         44.0       49.0        20.0
     Income property                  96.4      90.0        112.0      121.1       141.9
                                  --------   -------     --------   --------    --------
          Total real estate          141.4     135.0        156.0      170.1       161.9
  Commercial banking                   --         --          --         5.0        55.0
  Consumer                            10.0      11.7         11.1       11.1        25.3
  Unallocated                         10.0      10.0         10.0       10.0        10.0
                                  --------   -------     --------   --------    --------
Total general allowance              161.4     156.7        177.1      196.2       252.2
                                  --------   -------     --------   --------    --------
Total allowance for loan losses     $173.1    $181.0       $211.6     $254.3      $324.0
                                    ======    ======       ======     ======      ======


     The table below shows the activity in the allowance for loan losses for the years indicated:


                                                                      December 31,
                                             ---------------------------------------------------------------
                                                 1996         1995         1994         1993        1992
                                                 ----         ----         ----         ----        ----
                                                                           (in millions)
Balance, January 1                               $181.0      $211.6       $254.3       $324.0      $332.4
Provision for loan losses                          41.3        31.8         74.9 (b)    163.5       126.4
Allocations from general allowances                 0.6         --           --           --          --
Charge-offs (a)                                   (57.4)      (72.4)      (123.3)      (240.5)     (141.6)
Recoveries                                          7.6        10.0          5.7         14.4         6.8
                                                -------      ------       -------      ------      -------
Net charge-offs                                   (49.8)      (62.4)      (117.6)      (226.1)     (134.8)
Allowances of sold subsidiary (CTL)                 --          --           --          (7.1)        --
                                                -------      ------       -------      ------      -------

Balance, December 31                             $173.1      $181.0       $211.6       $254.3      $324.0
                                                 ======      ======       ======       ======      ======
Ratio of net charge-offs during the period
  to average loans outstanding during the
  period                                           0.51%       0.69%        1.35%        2.21%       1.13%
                                                 ======      ======       ======       ======      ======


(a) Includes 1994 net charge-offs of $60.4 million that were established prior to designating the associated assets for inclusion in the 1994 Bulk Sales and 1993 net charge-offs of $80.0 million related to the 1993 bulk sale. Exclusive of the 1994 and 1993 bulk sale charge-offs, the ratio of net charge-offs to average loans outstanding was 0.66% and 1.46%, respectively.

(b) The $274.8 million loss on assets held for accelerated disposition is reported as a separate line item on California Federal's Consolidated Statements of Operations and is excluded from provision for loan losses.

     The table below presents the components of charge-offs and recoveries by category for the years indicated:


                                                    December 31,
                              --------------------------------------------------------
                                1996       1995       1994        1993        1992
                                ----       ----       ----        ----        ----
                                                   (in millions)
Charge-offs:
  Real estate loans:
     Residential 1-4              $(28.1)    $(24.8)   $  (19.5)   $  (44.1)  $    (9.3)
     Income property
       Multi-family                (18.4)     (30.2)      (56.1)      (64.9)      (39.9)
       Commercial Real Estate       (2.9)     (12.0)      (33.9)      (57.8)      (57.9)
                                --------    --------   ---------    --------    -------
     Total income property         (21.3)   (42.2)        (90.0)     (122.7)      (97.8)
                                --------    --------   ---------    --------    -------
  Total real estate loans          (49.4)     (67.0)     (109.5)     (166.8)     (107.1)
  Commercial banking                 --         --         (6.8)      (61.0)      (20.2)
  Consumer                          (8.0)    (5.4)         (7.0)      (12.7)      (14.3)
                                --------    --------   ---------    --------    -------
          Total charge-offs        (57.4)     (72.4)     (123.3)     (240.5)     (141.6)
                                --------    --------   ---------    --------    -------
Recoveries:
  Real estate loans:
     Residential 1-4                 4.2        3.1         0.9         1.2         0.1
     Income property
       Multi-family                  1.7        5.2         0.9         4.7         3.3
       Commercial Real Estate        0.2        0.5         0.7         6.5         0.5
                                --------    --------   ---------    --------    -------
     Total income property           1.9        5.7         1.6        11.2         3.8
                                --------    --------   ---------    --------    -------
  Total real estate loan             6.1        8.8         2.5        12.4         3.9
  Commercial banking                 --         --          2.1         0.3         0.1
  Consumer                           1.5        1.2         1.1         1.7         2.8
                                --------    --------   ---------    --------    -------
          Total recoveries           7.6       10.0         5.7        14.4         6.8
                                --------    --------   ---------    --------    -------
          Total net charge-offs   $(49.8)    $(62.4)    $(117.6)    $(226.1)    $(134.8)
                                  ======     ======     =======     =======     =======


REAL ESTATE HELD FOR SALE

     Real estate owned ("REO") results when property collateralizing a loan is foreclosed upon, or otherwise acquired in satisfaction of the loan. California Federal recorded its investment in REO at the lower of (i) appraised value less expected disposition cost or (ii) the historical cost basis of the REO.

     At December 31, 1995, California Federal's principal real estate investment was a 97 unit, luxury high-rise condominium project in Los Angeles. The condominium project had 31 unsold units at December 31, 1995 and a net book value of $27.3 million. During 1996, California Federal sold the condominium project. No profit or loss resulted from the sale.

     The following table presents the composition of real estate held for sale, net of allowances, at the dates indicated:


                                           Year end December 31,
                                ---------------------------------------------
Property Type                          1996         1995           1994
-------------                          ----         ----           ----
                                                 (in millions)
Residential 1-4                        $11.3        $47.3            $58.6
Multi-family                             1.2          1.5              5.1
Office buildings                         0.1          0.3              5.6
Hotels                                   --           --               6.1
Other                                   0.3           0.4              2.5
                                       -----        -----            -----
                                       $12.9        $49.5            $77.9
                                       =====        =====            =====

REO                                    $11.4        $22.2            $39.1
Real estate held for investment          1.5         27.3             38.8
                                       -----        -----            -----
                                       $12.9        $49.5            $77.9
                                       =====        =====            =====

     The following table shows the detail of California Federal's net real estate held for sale by state at the dates indicated:


                                                  December 31,
                           ------------------------------------------------
                                     1996            1995            1994
                                     ----            ----            ----
                                                  (in millions)
California                           $12.4          $47.7           $70.9
Florida                                0.3            1.2             0.7
Alabama                                --             0.1             6.1
Other                                  0.2            0.5             0.2
                                     -----          -----           -----
                                     $12.9          $49.5           $77.9
                                     =====          =====           =====

     The decline in the level of real estate held for sale during 1996 resulted primarily from the sale of the condominium project. The decline since 1994 also reflects the effect of the 1994 Bulk Sales which eliminated $419.2 million of non-performing loans and $822.1 million of performing loans with high risk characteristics. The sale of these loans in 1994 resulted in a decline in delinquencies and foreclosures and consequently a lower level of REO. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--California Federal--Other Expenses--Operations of Real Estate Held for Sale" for additional information on real estate held for sale.

INVESTMENT ACTIVITIES

     Securities

     California Federal's securities were comprised of: (i) short-term liquid investments, which principally consisted of federal funds sold and certificates of deposit, (ii) securities purchased under agreements to resell ("repurchase agreements"), (iii) securities available for sale, which consisted primarily of U.S. Treasury securities, and (iv) securities held to maturity, which principally consisted of mortgage-backed securities. These securities provided flexibility and risk diversification beyond real estate secured assets. Additionally, California Federal was required by federal regulations to maintain a specified minimum amount of liquid assets. California Federal maintained liquidity at a level to assure adequate funds, taking into account anticipated cash flows and available sources of credit, to afford future flexibility to meet deposit withdrawal requests and loan commitments or to make other investments. California Federal consistently maintained its liquidity ratio above that required by federal regulations.

     Short-Term Liquid Investments

     Federal Funds Sold. Federal funds sold were invested with various members of the Federal Reserve System to maintain short-term liquidity needs. The amount of short-term liquid assets held by California Federal at any point in time was a function of many factors, including liquidity requirements, projected cash requirements and actual cash flows.

     The following table presents California Federal's investment in short-term liquid investments at the dates indicated:


                                                                  December 31,
                                    ------------------------ ----------------------- ------------------------
                                              1996                    1995                     1994
                                    ------------------------ ----------------------- ------------------------
                                       Amount       Yield      Amount       Yield      Amount       Yield
                                       ------       ------     ------       ------     ------       -----
                                                              (dollars in millions)
Fed funds sold and commercial paper         $69.0         6.08%     $70.0         5.80%    $330.0          6.28%
Certificates of deposit                       --          --          4.1         5.19        3.8          3.18
                                           ------                  ------                  ------
                                            $69.0         6.08%     $74.1         5.77%    $333.8          6.25%
                                            =====                  ======                  ======

    Please see the Notes to California Federal's Consolidated Financial Statements for further information on short-term liquid investments.

     Securities Purchased Under Agreements to Resell

     California Federal invested in repurchase agreements to maximize its yield on liquid assets. California Federal obtained collateral for repurchase agreements, which normally consisted of U.S. Treasury securities or mortgage-backed securities guaranteed by agencies of the U.S. government. The duration of repurchase agreements was typically 30 days or less during which the collateral consisting of U.S. Treasury securities or mortgage-backed securities was held by a third party trustee for California Federal. At December 31, 1996, California Federal held $1.3 billion of repurchase agreements as compared to $1.7 billion and $48.2 million at December 31, 1995 and 1994, respectively. The yield on such securities was 6.72%, 6.01% and 5.70% at December 31, 1996, 1995 and 1994, respectively.

     The following table presents California Federal's repurchase agreements at the dates indicated:


                                                         December 31,
                           ----------------------- ------------------------ -----------------------
                                    1996                     1995                    1994
                           ----------------------- ------------------------ -----------------------
                                 Amount   Yield          Amount    Yield          Amount   Yield
                                 -----    -----          -----     -----          -----    -----
                                                    (dollars in millions)
Investment period:
  7 days or less                $1,310.1     6.72%       $1,097.5     6.04%      $48.2      5.70%
  8-30 days                            --    --             577.1     5.95         --       --
                                ---------                --------                -----
                                $1,310.1     6.72%       $1,674.6     6.01%      $48.2      5.70%
                                ========                 ========                =====

     The following table presents California Federal's recorded investment in assets pledged as collateral for repurchase agreements at the dates indicated:


                                                  December 31,
                             -------------------------------------------------------
                                1996                  1995                   1994
                             ----------           -----------            ------------
                                                  (in millions)
  U.S. Treasury securities    $     51.6           $          --                $48.3
  Mortgage-backed securities     1,289.6                1,704.4                   --
                               ---------              ---------                ------
                                $1,341.2               $1,704.4                 $48.3
                                ========               ========                 =====

     Please see the Notes to California Federal's Consolidated Financial Statements for further information on repurchase agreements.

     Securities Available for Sale

     California Federal's securities available for sale consisted of U.S. Treasury securities.

     The carrying values and market values of securities available for sale at December 31, 1996 are as follows:


                                                                                     Weighted
                                               Historical     Carrying      Market    Average
                                                  Cost        Value        Value       Rate
                                                  ----        -----       -------      ----
                                                            (dollars in millions)
U.S. Treasury securities:
  Maturing after 1 year but within 5 years       $6.0         $6.0        $6.0          6.13%
                                                 ====         ====        ====

     The carrying values and market values of securities available for sale at December 31, 1995 were as follows:



                                                          Carrying     Market
                                                           Value        Value     Weighted
                                            Historical    Carrying     Market      Average
                                               Cost        Value        Value        Rate
                                               ----       --------     -------       -----
                                                         (dollars in millions)
U.S. Treasury securities:
  Maturing within 1 year                       $150.0       $149.9      $149.9          4.00%
  Maturing after 1 year but within 5 years       50.3         50.4        50.4          7.46
                                              --------     --------    --------
                                               $200.3       $200.3      $200.3          4.87%
                                               ======       ======      ======


     The carrying values and market values of securities available for sale at December 31, 1994 were as follows:


                                                                                  Weighted
                                                          Carrying     Market      Average
                                                           Value        Value        Rate
                                                          Carrying
                                            Historical     Value       Market      Average
                                               Cost         Value       Value        Rate
                                               ----         -----       -----        ----
                                                         (dollars in millions)
U.S. Treasury securities:
  Maturing within 1 year                     $1,001.2    $   997.5   $   997.5      4.64%
  Maturing after 1 year but within 5 years      749.5        734.0       734.0      6.19
                                           ----------   ----------  ----------
                                             $1,750.7     $1,731.5    $1,731.5      5.30%
                                             ========     ========    ========


     California Federal did not hold marketable equity securities at December 31, 1996, 1995 or 1994. See the Notes to California Federal's Consolidated Financial Statements for further information on California Federal's portfolio of debt and equity securities.

     Securities Held to Maturity

     California Federal invested only in mortgage-backed securities and corporate debt securities which were rated in one of the highest four grades by nationally recognized rating organizations. These securities may have been used as collateral for California Federal's borrowing requirements.

     The following table presents California Federal's portfolio of securities held to maturity at the dates indicated:


                                                              December 31,
                              -----------------------------------------------------------------------------
                                        1996                      1995                      1994
                                       ------                    ------                    -----
                                     Amount    Yield           Amount    Yield          Amount    Yield
                                     ------    ------         -------    -----          ------    -----
                                                          (dollars in millions)
Mortgage-backed securities          $1,963.9     6.82%        $2,366.7    6.93%        $2,513.7      6.08%
Corporate obligations                    --         --            --      --               11.4      9.37
                                    --------                  --------                 --------
                                    $1,963.9     6.82%        $2,366.7    6.93%        $2,525.1      6.09%
                                    ========                  ========                 ========

     California Federal invested primarily in mortgage-backed securities issued by agencies of the United States. These investments were made by either purchasing such securities or obtaining them by exchanging pools of mortgage loans originated or purchased by California Federal for the securities ("securitized loans"). California Federal invested in mortgage-backed securities primarily to provide a source of collateral in support of California Federal's funding activities and to strengthen California Federal's regulatory capital position.

     Summarized below are the carrying values of mortgage-backed securities, net of discounts, at the dates indicated:


                                                               December 31,
                                                   -------------------------------------
                                                       1996         1995        1994
                                                               (in millions)
FNMA                                                    $1,038.2     $1,192.7    $1,359.5
California Federal AA-rated mortgage pass-through
  securities                                               623.9        802.3       787.1
Other                                                      301.8        371.7       367.1
                                                        --------     --------    --------
Total mortgage-backed securities                        $1,963.9     $2,366.7    $2,513.7
                                                        ========     ========    ========

     See "Management's Discussion and Analysis of Results of Operations and Financial Condition--California Federal" and Note 1 to California Federal's Consolidated Financial Statements for further information.

SOURCES OF FUNDS

     In addition to funds generated from loan payments and payoffs and from the sale of loans and securities available for sale, California Federal derived funds from deposits, Federal Home Loan Bank of San Francisco ("FHLB") advances, securities sold under agreements to repurchase, and other short-term and long-term borrowings. Please refer to "Management's Discussion and Analysis of Results of Operations and Financial Condition--California Federal" for further information.

     Deposits

     The largest source of funds for California Federal was retail deposits. California Federal primarily obtained its deposits through a network of its full service branches located in California and Nevada. Deposits were a cost effective source of funds and provided a customer base for other products and services offered by California Federal. California Federal had several types of deposit accounts designed to attract both short-term and long-term deposits. The following table sets forth the weighted average interest rates and the amounts of deposits for California Federal at the dates indicated:


                                           Weighted Average Rate
                                              at December 31,                    Balance at December 31,
                                     -------------------------------   --------------------------------------
                                       1996        1995       1994       1996           1995          1994
                                       ----        ----       ----       ----           ----          ----
                                                                (in millions)
No minimum term-checking:
  Money market                        1.18%       1.24%       1.24%      $  677.2      $   764.2     $   850.1
Noninterest-bearing commercial        --          --          --            324.7          216.9         184.9
No minimum term-savings:
  Passbook Accounts                   2.21        2.22        2.22          424.1          509.7         578.2
  Money market savings                3.77        3.52        3.15        1,395.1        1,244.2       1,271.0
Certificate Accounts
  Original term:
     Less than 3 months               4.42        4.18        3.10           98.5          150.0         108.3
     3 months to 6 months             5.09        5.23        4.03          433.7          812.4         562.7
     7 months to 12 months            5.44        5.70        4.97        3,116.5        1,882.9       2,559.6
     13 months to 24 months           5.91        6.22        4.67        1,934.8        3,263.6       1,550.6
     25 months to 36 months           5.89        5.52        5.37           61.8           72.3          76.4
     37 months to 48 months           5.61        6.16        6.60           21.1           51.5          82.1
     49 months to 60 months           6.14        6.37        6.78          162.2          197.6         221.5
     Over 60 months                   7.08        7.24        7.33          269.0          311.4         315.5
                                     -----        ----        -----     ---------     ----------      --------
                                      4.64%       4.87%       4.02%      $8,918.7       $9,476.7      $8,360.9
                                      ====        ====        ====      =========       ========      ========


     The following table provides additional deposit information at December 31, 1996, 1995 and 1994:


                                                       At December 31,
                                         -------------------------------------
                                           1996          1995           1994
                                                     (in millions)
Passbook Accounts                          $   424.1   $   509.7     $   578.2
Money Market Accounts                        2,072.3     2,008.4       2,121.1
Noninterest-bearing Commercial Accounts        324.7       216.9         184.9
                                           ---------   ---------     ---------
                                             2,821.1     2,735.0       2,884.2
                                           ---------   ---------     ---------
Certificate Accounts:
  2.00% to 2.99%                                10.6        16.5          28.9
  3.00% to 3.99%                                 3.9        22.5         861.0
  4.00% to 4.99%                               146.0       208.2       2,352.4
  5.00% to 5.99%                             5,123.1     2,545.3       1,605.3
  6.00% to 6.99%                               538.3     3,630.4         296.9
  7.00% to 7.99%                               274.6       293.0         322.9
  8.00% to 8.99%                                 1.1        23.3           3.4
  9.00% to 9.99%                                 --          2.5           4.6
  10.00% to 11.99%                                 --        --            1.3
                                           ---------   ---------     ---------
     Total Certificate Accounts              6,097.6     6,741.7       5,476.7
                                           ---------   ---------     ---------
                                            $8,918.7    $9,476.7      $8,360.9
                                            ========   =========     ========
     At December 31, 1996, deposits of California Federal had the following remaining contractual maturities:



                                                   Over 3      Over 6      Over 12      Over 24                 Total
                                                   Months      Months      Months       Months
                                                     But         But         But          But
                                       3 Months   Within 6    Within 12   Within 24    Within 36   Over 36
                                       or Less     Months      Months      Months       Months      Months      Total
                                       -------    -------      -------    -------       -------     ------      -----
                                                                         (in millions)
Passbook Accounts                       $  424.1   $      --     $    --    $     --      $   --    $     --   $   424.1
Money Market and Noninterest-
  bearing Commercial Accounts            2,397.0          --          --          --           --         --     2,397.0
Certificate Accounts:
  2.00% to 2.99%                            10.6          --          --          --           --         --        10.6
  3.00% to 3.99%                             3.9          --          --          --           --         --         3.9
  4.00% to 4.99%                            65.6        62.5         7.6         5.1          3.0        2.2       146.0
  5.00% to 5.99%                         1,659.7     1,089.0       146.5     1,759.0        346.5      122.4     5,123.1
  6.00% to 6.99%                           114.0        96.0       224.2        83.6          6.8       13.7       538.3
  7.00% to 7.99%                            58.2        49.0       114.3        42.6          3.5        7.0       274.6
  8.00% to 8.99%                             0.2         0.2         0.1         0.3          0.3         --         1.1
                                      ----------    ---------  --------- ------------   --------- ------------  ---------
    Total Certificate Accounts           1,912.2     1,296.7       492.7     1,890.6        360.1     145. 3     6,097.6
                                      ----------    ---------  --------- ------------   --------- ------------  ---------
                                        $4,733.3    $1,296.7      $492.7    $1,890.6       $360.1     $145.3    $8,918.7
                                       =========    ========    ========    ========       ======     ======    ========


     Jumbo certificates and other deposit accounts with balances of $100,000 or greater included in the above table had the following remaining contractual maturities:


                                                 December 31,
                                       --------------------------------------
                                           1996             1995         1994
                                           ----             ----         -----
                                                        (in millions)
3 months or less                       $   862.3         $  789.5     $  681.1

Over 3 months but within 6 months          255.1            247.2        132.6
Over 6 months but within 12 months         458.9            369.9        249.3
Over 12 months                              67.4            112.2         70.1
                                        --------         --------     --------
                                        $1,643.7         $1,518.8     $1,133.1
                                        ========         ========     ========


     The decline in California Federal's deposits from December 31, 1995 to 1996 was due primarily to the sale of six branches located in San Diego County during the second quarter of 1996 with deposits totaling approximately $380 million. The sale of the branches resulted in a net gain of $12.0 million. The increase in deposits during 1995 was due to (i) an increase in term deposits offered through California Federal's retail branches, (ii) the acquisition of three branches and $138.6 million of deposits from Pacific Heritage Bank and six branches and $359.4 million of deposits from Continental Savings of America and (iii) the use of brokers to obtain deposits. Subject to certain regulatory limitations, deposits can be gathered through brokers, generally the nation's largest investment banking firms. California Federal had $254.8 million of Brokered Deposits at December 31, 1996. At December 31, 1996, all Brokered Deposits were from individual investors. Total Brokered Deposits constituted 2.86% of total deposits at December 31, 1996. California Federal had $273.8 million of Brokered Deposits at December 31, 1995 and none at December 31, 1994.

     Borrowings

     California Federal utilized a variety of borrowing sources as an alternative source of funds. These sources included FHLB advances, securities sold under agreements to repurchase ("reverse repurchase agreements"), federal funds purchased, convertible subordinated debentures and various other sources.

     Federal Home Loan Bank Advances. California Federal borrowed funds from the FHLB from time to time, pledging mortgage-backed securities, the capital stock of the FHLB and certain of its mortgage loans and treasury notes. Such borrowings may have been obtained pursuant to several different credit programs, and each credit program had its own rate and range of maturities up to a maximum of 10 years for both fixed and variable rate advances. Prepayment fees were charged on advances if paid prior to maturity. During 1994, FHLB advances were utilized as a primary source of funds for the sale of branches in the Southeast Division.

    The following table presents California Federal's FHLB advances at the dates indicated:


                                                         December 31,
                         ------------------------ -------------------------- ------------------------
                                   1996                      1995                      1994
                                   ----                      ----                      ----
                            Amount       Rate        Amount         Rate        Amount        Rate
                            ------       ----        ------         ----        ------        ----
                                                 (dollars in millions)
Maturing in one year          $3,100.0      5.00%   $   880.0       6.16%    $2,015.0        6.21%
Maturing in two years              --         --      1,780.0       5.98        500.0        6.36
Maturing in three years           11.0      9.71           --         --           --          --
Maturing in four years              --        --         11.0       9.71           --          --
Maturing in five years              --        --           --         --         11.0        9.71
                              --------     -----     --------      -----     --------       -----
                              $3,111.0      5.67%    $2,671.0       6.06%    $2,526.0        6.25%
                              ========               ========                ========


    California Federal's FHLB advances were collateralized by loans and mortgage-backed securities totalling $4.3 billion, $3.6 billion, and $3.7 billion at December 31, 1996, 1995, and 1994, respectively.

     Securities Sold under Agreements to Repurchase. California Federal entered into reverse repurchase agreements whereby it sold marketable U.S. government securities, federal agency securities, or mortgage-backed securities with a simultaneous commitment to repurchase the same securities at a specified price at a specified later date. Reverse repurchase agreements were typically short-term (1 day to 30 days) at a fixed-rate and long-term (up to 3 years) at a variable rate. Securities sold under agreements to repurchase were subject to risks relating to the financial strength of the counterparty to the transaction, the nature of the lien against the securities subject to the transaction and the disparity between the book value of the securities sold and the amount of funds obtained. California Federal dealt only with national investment banking firms and major commercial banks which were primary dealers in U.S. government securities and had set limits on the amounts and terms of borrowings from any single institution.

     The following table presents California Federal's reverse repurchase agreements at the dates indicated:


                                                          December 31,
                              ----------------------------------------------------------------------
                                       1996                   1995                    1994
                                      ------                 ------                  -----
                                Amount       Rate       Amount       Rate      Amount       Rate
                                ------       ----       ------       ----      ------       ----
                                                      (dollars in millions)
1 day to 30 days                    $678.4        7.18%    $   --      --%     $1,026.2         5.67%
Over 30 days to one year             300.0        6.02       857.3    5.56        724.8         6.15
                                   -------                 -------             --------
                                    $978.4        6.83%     $857.3    5.56%    $1,751.0         5.87%
                                    ======                  ======             ========

     The following table presents the recorded amount of the collateral pledged to secure California Federal's reverse repurchase agreements at the dates indicated:


                                                     December 31,
                                          -----------------------------------
                                           1996            1995          1994
                                           ----
                                                 (in millions)
Securities                                $   --         $   --      $  692.6
Mortgage-backed securities                 975.7           908.9       1,080.3
                                         -------         -------      --------
                                          $975.7          $908.9      $1,772.9
                                          ======          ======      ========
Market value of the collateral            $977.8          $907.5      $1,783.5
                                          ======          ======      ========

     Student Loan Marketing Association ("SLMA") Advances. California Federal had a SLMA advance outstanding for a total of $200.0 million at December 31, 1995 which matured on September 18, 1996. The SLMA advance bore interest based upon the three month LIBOR and repriced quarterly. The advance was secured by mortgage-backed securities and government securities.

     Senior Subordinated Note. California Federal has outstanding a $50.0 million, 10.668% unsecured senior subordinated note which matures on December 22, 1998. Events of Default under the indenture governing the notes include, among other things: (i) failure to make any payment of principal when due;
(ii) any failure to make any payment of interest when due and such payment is not made within 10 days after the date such payment was due; (iii) failure to comply with certain covenants in the note agreement provided that such failure continues for more than 60 days after notice is delivered to California Federal; (iv) the default or any event which, with the giving of notice or lapse of time or both, would constitute a default under any indebtedness of California Federal and cause such indebtedness with an aggregate principal amount exceeding $15 million to accelerate; and (v) certain events of bankruptcy, insolvency or reorganization of California Federal.

     Subordinated Debentures. On December 16, 1992, California Federal issued $13.6 million of 10.0% unsecured subordinated debentures due 2003. During 1996 and 1995, California Federal repurchased $0.6 million and $8.7 million, respectively, of such subordinated debentures, leaving $4.3 million outstanding at December 31, 1996. Events of Default under the indenture governing the notes include, among other things: (i) failure to make any payment of principal when due; (ii) any failure to make any payment of interest when due and such payment is not made within 30 days after the date such payment was due; (iii) failure to comply with certain covenants in the indenture; (iv) failure to comply with certain covenants in the indenture provided that such failure continues for more than 60 days after notice is delivered to California Federal; (v) certain events of bankruptcy, insolvency or reorganizations of California Federal; or (vi) the default or any event which, with the giving of notice or lapse of time or both, would constitute a default under any indebtedness of California Federal and cause such indebtedness with an aggregate principal amount exceeding $15 million to accelerate.

     Convertible Subordinated Debentures. In 1986, CalFed Inc., California Federal's former parent company, issued $125 million of 6.5% convertible subordinated debentures due February 20, 2001 (the "Debentures"). As a result of a corporate restructuring in December 1992, CalFed Inc. was merged with and into XCF Acceptance Corporation ("XCF"), a subsidiary of California Federal. The Debentures are unsecured obligations of XCF and, effective January 1, 1996, were convertible into the common stock of Cal Fed Bancorp Inc. at a conversion price of $143.95. The Debentures are redeemable at the option of the holders on February 20, 2000, at 123% of their principal amount. At December 31, 1996, $2.7 million of the Debentures were outstanding. Due to the purchase of all Bancorp stock by FN Holdings on January 3, 1997, the common stock conversion feature has been eliminated. Events of Default under the indenture governing the notes include, among other things: (i) any failure to make any payment of interest when due and such payment is not made within 30 days after the date such payment was due; (ii) failure to make any payment of principal when due; (iii) default in the performance, or breach, of any covenant or warranty in the indenture, provided that such default or breach continues for more than 60 days after notice is delivered to California Federal; or (iv) certain events of bankruptcy, insolvency or reorganization of California Federal or its subsidiaries.

     Cal Fed Preferred Stock. The Bank has outstanding 1,725,000 shares of 10-5/8% Cal Fed Preferred Stock. The Cal Fed Preferred Stock has a stated liquidation value of $100 per share, plus declared and unpaid dividends, if any, without interest. Cash dividends are noncumulative and are payable at an annual rate of 10-5/8% per share if, when and as declared by the Board of Directors of the Bank.

     The Cal Fed Preferred Stock will rank prior to the Bank's Common Stock, and to all other classes and series of equity securities subsequently issued, other than any class or series expressly designated as being in a parity with or senior to the Cal Fed Preferred Stock as to dividends and liquidating distributions. The Cal Fed Preferred Stock ranks on a parity with the Preferred Stock as to dividends and liquidating distributions.

     The terms of the Cal Fed Preferred Stock provide that the Bank may not declare or pay any full dividends with respect to any parity stock, such as the Preferred stock, unless and until the Bank has paid full dividends on the Cal Fed Preferred Stock for the most recent dividend period.

     The terms of the Cal Fed Preferred Stock provide that the Bank may not declare or pay any dividends or other distributions (other than in shares of common stock of the Bank or other Junior Stock (as defined therein)) with respect to any Junior Stock (as defined therein) or repurchase, redeem or otherwise acquire, or set apart funds for the repurchase, redemption or other acquisition of, any Junior Stock (as defined therein) through a sinking fund or otherwise, unless and until: (i) the Bank has paid full dividends on the Cal Fed Preferred Stock for the four most recent dividend periods, or funds have been paid over to the dividend disbursing agent of the Bank for payment of such dividends, and (ii) the Bank has declared a cash dividend on the Cal Fed Preferred Stock at the annual dividend rate for the current dividend period, and sufficient funds have been paid over to the dividend disbursing agent of the Bank for the payment of a cash dividend for such current period.

     Holders of the Cal Fed Preferred Stock have no voting rights, except as required by law or in certain limited circumstances.

     Except in the event of a change of control, the Cal Fed Preferred Stock is not redeemable prior to April 1, 1999. The Cal Fed Preferred Stock is redeemable solely at the option of the Bank or its successor or any acquiring or resulting entity with respect to the Bank (including by any parent or subsidiary of the Bank, any such successor or any such acquiring or resulting entity), as applicable, at any time on or after April 1, 1999, in whole or in part, at $105.313 per share on or after April 1, 1999 and prior to April 1, 2000, and at prices decreasing pro rata annually thereafter to a stated liquidation value of $100 per share on or after April 1, 2003, plus declared and unpaid dividends, if any, without interest.

As a result of the change of control in the Cal Fed Acquisition, the Cal Fed Preferred Stock is redeemable on or prior to April 1, 1999 at the option of the Bank or its successor or any acquiring or resulting entity with respect to the Bank (including by any parent or subsidiary of the Bank, any such successor, or any such acquiring or resulting entity), as applicable, in whole but not in part, at a price per share equal to $114.50, plus an amount equal to declared and unpaid dividends (whether or not declared) from the date of consummation of the change of control to the date fixed for redemption, without interest.

     Other Borrowings. Other borrowings include medium-term notes and other miscellaneous borrowings, some of which are collaterized by mortgage-backed securities, mortgage loans and real estate held for investment.

     The following table provides additional information on all significant borrowed funds. Please refer to the consolidated financial statements for additional information on California Federal's borrowings.


                                                                     1996          1995            1994
                                                                     ----          ----            ----
                                                                            (dollars in millions)
FHLB Advances:
  Balance at year end                                             $3,111.0      $2,671.0        $2,526.0
  Average amount outstanding                                       2,908.7       2,452.9         1,654.6
  Maximum amount outstanding at any month end                      3,261.0       2,671.0         2,576.0
  Average interest rate for the year                                  5.69%         6.28%           5.05%
  Average interest rate on year end balance                           5.67%         6.06%           6.25%

Securities Sold under Agreements to Repurchase:
  Balance at year end                                             $  978.4      $  857.3        $1,751.0
  Average amount outstanding                                       1,042.7       1,098.9         1,493.0
  Maximum amount outstanding at any month end                      1,063.4       1,336.8         1,751.0
  Average interest rate for the year                                  5.40%         5.91%           4.52%
  Average interest rate on year end balance                           6.83%         5.56%           5.87%

SLMA Advances:
  Balance at year end                                             $    --       $  200.0         $ 475.0
  Average amount outstanding                                         142.8         462.1           357.8
  Maximum amount outstanding at any month end                        200.0         475.0           475.0
  Average interest rate for the year                                  5.74%         6.27%           4.62%
  Average interest rate on year end balance                             --          5.86%           6.43%

Subordinated Debentures:
  Balance at year end                                              $  57.0      $   57.6         $  66.5
  Average amount outstanding                                          56.8          60.0            66.6
  Maximum amount outstanding at any month end                         57.0          66.5            66.6
  Average interest rate for the year                                 10.52%        10.41%          10.36%
  Average interest rate on year end balance                          10.43%        10.43%          10.36%

COMPETITION

     California Federal experienced intense competition in both attracting and retaining deposits and in originating real estate and consumer loans. The competition for deposits came from other savings institutions, commercial banks, credit unions, thrift and loan associations, issuers of corporate securities, money market mutual funds and the U.S. Treasury. Competition for deposits from large savings institutions and commercial banks was particularly strong. Most of the nation's largest savings institutions and many large commercial banks were headquartered or had a significant number of offices in the same areas in which California Federal operated. In addition to offering competitive interest rates, the principal methods used to attract deposits included the variety of services offered, the quality of service rendered, the perceived level of financial strength of the institution, the convenience of office locations and the hours of service.

     Competition in originating real estate and consumer loans came principally from other savings institutions, commercial banks, mortgage banking companies, insurance companies, consumer finance companies and commercial finance companies. The primary factors in competing for loans were interest rates, interest rate caps, rate adjustment provisions, loan maturities, loan fees and the quality and extent of service to borrowers and brokers.

SUBSIDIARIES

     At December 31, 1996, California Federal was permitted by applicable OTS regulations to invest up to approximately $757 million of its assets in subsidiary ("service") corporations. As of that date, California Federal had invested approximately $317 million (primarily equity and loans) in subsidiaries. The principal business activities of California Federal conducted through such subsidiaries included real estate and financial activities.

     Real Estate Activities. California Federal, principally through two of its subsidiaries, Cal Fed Enterprises ("CFE") and California Communities, Inc. ("CCI"), previously had investments in residential developments and commercial and industrial developments. CCI is an inactive single-family residential developer which currently does not own any real estate investments. CFE is involved in completing the sale of its existing single family developments.

     Other Subsidiaries. In addition to subsidiaries engaged in real estate activities, California Federal also had subsidiaries that engaged in financial activities. XCF Acceptance Corporation holds loans which it acquired through the 1992 merger with CalFed Inc. Prior to the first quarter of 1993, Cal Fed Credit Inc., ("Cal Fed Credit") was actively involved in the purchase of loans secured by automobiles and other consumer loans. Since the first quarter of 1993, Cal Fed Credit has not been engaged in acquiring or originating new loans. The loans of Cal Fed Credit are serviced by a former wholly-owned subsidiary of XCF. California Federal also had a subsidiary, Cal Fed Investment Services, that offered alternative investment products to California Federal's customers on behalf of independent third parties and a subsidiary, Cal Fed Insurance Agency, which functioned as an insurance agency offering a variety of insurance products.

EMPLOYEES

     At December 31, 1996, California Federal had approximately 2,100 employees. None of its employees was represented by any collective bargaining group. California Federal maintained a comprehensive employee benefits program providing, among other benefits, hospitalization and major medical insurance, long and short-term disability insurance, life insurance and reduced loan rates for qualifying employees. Additionally, California Federal had a defined benefit plan ("retirement income plan"). Effective May 31, 1993 the retirement income plan was frozen and all accrued benefits were automatically 100% vested. California Federal also offered qualifying employees the opportunity to participate in a qualified plan under Section 401(k) of the Internal Revenue Code.

TAXATION

     California Federal and its subsidiaries were included in a consolidated federal income tax return and a combined California franchise tax report filed by Bancorp.

     In connection with the 1992 corporate restructuring (the "Restructuring"), California Federal and its affiliates underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code for both federal income and California franchise tax purposes. As a consequence, the post-Restructuring use of pre-Restructuring net operating loss and other carryforwards to absorb taxable income and reduce tax liability may be restricted. In addition, such restrictions may also apply to certain losses recognized and deductions incurred during the five year period following the Restructuring that were economically accrued as of the Restructuring date. California Federal did not expect that these restrictions, if applicable, would have a material adverse effect on the financial condition of California Federal and its affiliates.

     Savings institutions are generally subject to federal income taxation in the same manner as other types of corporations. However, for taxable years beginning before 1996, a savings institution that met certain definitional and other tests ("qualifying institution") could, unlike most other corporations, use the reserve (versus specific charge-off) method to compute its deduction for bad debt losses.

     Under the reserve method, a qualifying institution was generally allowed to deduct an amount up to the greater of two alternative computations. Under the "percentage of taxable income method" computation, a qualifying institution could claim a bad debt deduction computed as a percentage of taxable income before such deduction. Alternatively, a qualifying institution could utilize its bad debt loss experience to compute its annual addition to its bad debt reserves (the "experience method").

     Prior to the enactment of the Tax Reform Act of 1986 ("1986 Act"), many qualifying institutions, including California Federal, used the percentage of taxable income method. However, the 1986 Act reduced the maximum percent that could be deducted under the percentage of taxable income method from 40% to 8% for tax years beginning after December 31, 1986; thus, many qualifying institutions, including California Federal, began to use the experience method beginning in 1987. The amount by which a qualifying institution's actual tax bad debt reserves exceeded an allowable offset computed under the experience method ("excess tax bad debt reserves") was, in certain situations involving the payment of nontaxable dividends or other distributions (including distribution in dissolution, liquidation or redemption in stock), subject to recapture and includable in taxable income.

     On August 20, 1996, the Small Business Job Protection Act ("1996 Act") was enacted into federal law generally effective for tax years beginning after 1995. One provision of the 1996 Act repealed the reserve method for computing bad debt deductions for large (over $500 million in assets) savings institutions for taxable years beginning in 1996. Another provision of the 1996 Act provided that beginning no later than 1998, an institution must recapture into taxable income over six years the amount of "applicable excess reserves." An institution's applicable excess reserves is generally the institution's aggregate tax bad debt reserves at the end of 1995 over the amount of its "adjusted base year reserves." For taxable years subsequent to 1987, an institution's adjusted base year reserves are generally the aggregate of its qualifying, nonqualifying and supplemental tax bad debt reserves at December 31, 1987, the first two of which being proportionately decreased for any reductions in the institution's loan portfolio since such date to December 31, 1995. The 1996 Act further provided that an institution must recapture its adjusted base year reserves if the institution no longer qualifies as a "bank" for federal income tax purposes or if its tax bad debt reserves are used for the payment of nontaxable dividends or other distribution (including distributions in dissolution, liquidation or redemption of stock), generally as such rules existed prior to the 1996 Act other than certain newly adopted preferred stock exceptions. At December 31, 1996, California Federal had applicable excess reserves of $71 million and adjusted base year reserves of $124 million. The enactment of this legislation is not expected to have any material adverse impact on California Federal's operations or financial position.

     During 1996 and 1995, California Federal paid taxable dividends of $23.4 million and nontaxable dividends of $25.6 million, respectively, on its Series A and B preferred stock. In addition, California Federal made a distribution of its Secondary Litigation Interests of $57.1 million to Bancorp in December 1996 in connection with the merger and during 1995, made a nontaxable distribution to its common stockholders of the Litigation Interests of $22.4 million. However, since California Federal did not have 1995 excess tax bad debt reserves, the 1995 nontaxable distributions did not result in recapture and the inclusion of any of California Federal's tax bad debt reserves in taxable income.

     For California franchise tax purposes, savings institutions are taxed as "financial corporations." Financial corporations are taxed at the general corporate franchise tax rate plus an "in lieu" rate based on their statutory exemption from local business and personal property taxes. California has not adopted conforming federal tax law changes to the computation of the bad debt deduction.

     California Federal was also subject to taxation in certain other states in which it operated, primarily as a result of California Federal's 1982 and subsequent acquisitions.

     See the Notes to California Federal's Consolidated Financial Statements for a further discussion of other income tax matters affecting California Federal.

ITEM 2.  PROPERTIES

     First Nationwide (Parent) Holdings

     The Company neither owns nor leases any properties directly. The executive offices of the Bank are located at 135 Main Street, San Francisco, California 94105, and its telephone number is (415) 904-0100. The Bank leases approximately 99,000 square feet of space in the building in which its executive offices are located under a 10 year lease expiring in 2001. In addition, the Bank leases approximately 288,000 square feet in a multiple-building administrative facility in West Sacramento, California under a ten-year lease expiring in 2001. The Bank leases additional administrative office space in Dallas, Texas which includes approximately 41,000 square feet of space under a lease expiring 1999. In connection with the move of FNMC's servicing operation to Maryland, one of these four Sacramento buildings, containing approximately 72,000 square feet, was vacated. Management executed a lease buyout on the vacated space during 1996.

     At December 31, 1996, First Nationwide operated a total of 116 retail branches and maintained one vacant branch facility which was consolidated as a result of the Sonoma Purchase. Of those, 36 are owned and 80 are leased. Some of these retail branches are multi-purpose facilities, housing loan production and administrative facilities as well. In addition to the branch locations, at December 31, 1996, there were 22 separate loan production offices, all of which were leased and seven of which were vacant, and 24 separate administrative facilities (2 owned and 22 leased). The administrative facilities include a 220,000 square foot building owned in Frederick, Maryland, which houses most of FNMC's operations. A state-by-state breakdown of all retail branches, administrative offices, and loan production offices at December 31, 1996 is shown in the following table:

                                     Administrative           Loan Production
                    Branches           Facilities               Facilities
                --------------     -----------------     --------------------
                Owned   Leased     Owned      Leased     Owned        Leased
                -----   ------     -----      ------     -----        ------
Arizona           --       --       --           1        --            2
California        27       62        1           11       --            8
Florida            6       18       --            2       --            2
Georgia           --       --       --           --       --            1
Illinois          --       --       --            2       --            1
Maryland          --       --        1            2       --            1
Minnesota         --       --       --           --       --            1
Montana           --       --       --            1       --           --
New York          --       --       --            1       --           --
Oklahoma          --       --       --            1       --           --
Pennsylvania      --       --       --           --       --            2
Texas              3       --       --            1       --            2
Washington        --       --       --           --       --            2
                 ---      ---       --          ---       --          ---
    Total         36       80        2           22       --           22
                  ==       ==        =           ==       ==           ==

     In April 1995, FNMC closed substantially all of its retail mortgage loan production offices. Costs associated with such closure approximated $2 million and are included in noninterest expense in the Company's 1995 consolidated statements of operations. On a continuing basis, the Bank evaluates the adequacy of its office premises. As a result, surplus office facilities may be sold or subleased to maintain cost-effective operations and minimize vacant facilities. The 22 loan production offices at December 31, 1996 include nine offices housing operations acquired in the LMUSA Purchases, six offices housing wholesale lending operations, and seven vacant facilities. Of the seven vacant loan production offices, two have been subleased and management is currently screening tenants for two of the remaining five.

     California Federal

     California Federal maintained executive offices and an office building of approximately 513,000 square feet, which office building was leased by California Federal and located at 5700 Wilshire Boulevard, Los Angeles, California 90036. The Bank expects to vacate all but approximately 31,000 square feet of this facility during the first half of 1997. The office lease expires in 2006. At December 31, 1996, California Federal operated full service branches at 27 owned locations and at 92 leased locations. In addition, California Federal had certain operating and administrative departments in a leased facility containing approximately 225,000 square feet located in Rosemead, California. The Bank expects to vacate the Rosemead facility during the first half of 1997. The lease expires in 2008. The net book value of all facilities at December 31, 1996 was $45.7 million. Expiration dates of California Federal's leased full service branches ranged from January 1997 to January 2055. California Federal's full service branches are located principally in California. The following table shows the location of California Federal's full service branches by state at December 31, 1996:

   Location                               Owned           Leased
   --------                               -----           ------
   California:
       Los Angeles County                  16               41
       Orange County                        3               15
       San Francisco County                 1                5
       Ventura County                       1                5
       Other counties                       5               21
                                          ---               --
            Total California               26               87
   Nevada                                   1                5
                                          ---              ---
                                           27               92
                                           ==               ==

ITEM 3.  LEGAL PROCEEDINGS

     First Nationwide is involved in legal proceedings on claims incidental to the normal conduct of its business. See also "Business--Parent Holdings --Other Activities--Cal Fed Contingent Litigation Recovery Participation Interests." Although it is impossible to predict the outcome of any outstanding legal proceedings, management believes that such legal proceedings and claims, individually or in the aggregate, will not have a material effect on the financial condition or results of operations of Parent Holdings or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Ronald O. Perelman, a Director of the Bank and Chairman of the Board, Chief Executive Officer and a Director of the Company, 35 East 62nd Street, New York, New York 10021, through MacAndrews Holdings, beneficially owns all of the outstanding common stock of Parent Holdings. No other director, executive officer or other person beneficially owns any shares of common stock of Parent Holdings.

     MacAndrews & Forbes beneficially owns all shares of the common stock of Parent Holdings. As a result, MacAndrews & Forbes is able to direct and control the policies of the Company, First Nationwide and its subsidiaries, including mergers, sales of assets and similar transactions.

     MacAndrews & Forbes is a diversified holding company with interests in several industries. Through its 83% ownership of Revlon, Inc. ("Revlon"), MacAndrews & Forbes is engaged in the cosmetics and skin care, fragrance and personal care products business. MacAndrews & Forbes owns 83% of The Coleman Company, Inc. ("Coleman"), which is engaged in the manufacture and marketing of recreational outdoor products, portable generators, power-washing equipment, spas and hot tubs, and 65% of Meridian Sports Incorporated ("Meridian Sports"), a manufacturer and marketer of specialized boats and water sports equipment. Marvel Entertainment Group, Inc. ("Marvel"), a youth entertainment company, is 80% owned by MacAndrews & Forbes. MacAndrews & Forbes also is engaged, through its 85% ownership of Mafco Consolidated Group Inc. ("Mafco Consolidated"), in the manufacture and distribution of cigars and pipe tobacco, and through its 36% ownership of Power Control Technologies, Inc. ("PCT"), in the processing of licorice and other flavors. MacAndrews & Forbes is also in the financial services business through the Bank. The principal executive offices of MacAndrews & Forbes are located at 35 East 62nd Street, New York, New York 10021.

     Dividends

     During 1996 and 1995, dividends on Parent Holdings' common stock totalled $322.7 million and $90.0 million, respectively. No dividends were paid in 1994 on Parent Holdings' common stock. See further discussion of dividend restrictions in Note 24 to Parent Holdings' audited consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

     The data presented below represents selected financial data relative to Parent Holdings for, and as of the end of, each of the years in the five-year period ended December 31, 1996.

                                                                       Year Ended December 31,
                                                   ------------------------------------------------------------------
                                                     1996 (1)       1995       1994 (2)     1993 (3)     1992 (4)
                                                     ----           ----       ----         ----         ----
                                                                           (dollars in thousands)
 SELECTED OPERATING DATA
 Interest income                               $1,233,799        $1,075,845     $ 293,139      $95,264     $659,201
 Interest expense                                 848,294           734,815       199,845       74,728      450,240
 Net interest income                              385,505           341,030        93,294       20,536      208,961
 Provision for loan losses                         39,600            37,000         6,226        1,402       16,193
 Noninterest income                               653,378           150,973        41,158      190,876      384,336
 Noninterest expense                              491,736           332,553        96,298       63,392      361,549
 Income before taxes, extraordinary item
     and minority interest                        507,547           122,450        31,928      146,618       215,555
          Income tax (benefit) expense (5)        (75,807)          (57,185)        2,558        2,500            --
 Income before extraordinary item
     and minority interest                        583,354           179,635        29,370      144,118       215,555
 Extraordinary item: (loss)/gain on early
     extinguishment of debt, net                   (1,586)            1,967         1,376           --            --
 Net income before minority interest              581,768           181,602        30,746      144,118       215,555
 Minority interest - First Nationwide Preferred
     Stock dividends                               43,230            34,584            --           --            --
 Minority interest - Hunter's Glen                113,146            24,554         4,259           --            --
 Minority interest - FN Holdings Preferred
     Stock dividends                                4,815                --            --           --            --
 Net income available to common stockholders      420,577           122,464        26,487      144,118       215,555

 SELECTED PERFORMANCE RATIOS
 Return on average assets (6)                        3.39%              .83%         .60%        7.84%          2.52%
 Return on average common equity (7)               153.71             35.91        15.86        69.41          58.89
 Average equity to average assets                    1.60              2.32         3.76        11.31           5.73
 Yield on interest-earning assets (8)                7.75              7.71         6.85         5.42           8.32
 Cost of interest-bearing liabilities (9)            5.29              5.35         4.83         4.70           5.73
 Net interest margin (10)                            2.43              2.44         2.18         1.14           2.63

 RATIO OF EARNINGS TO COMBINED
   FIXED CHARGES AND MINORITY INTEREST (11)
 Excluding interest on deposits                      1.58 x            1.18x        1.26x        9.59x        10.74x
 Including interest on deposits                      1.34              1.08         1.13         3.02          1.46



                                                                                   December 31,
                                                       ----------------------------------------------------------------
                                                         1996 (1)       1995       1994 (2)     1993 (3)     1992 (4)
                                                         ----           ----       ----         ----         ----
                                                                             (dollars in thousands)
     SELECTED FINANCIAL DATA
     Securities available for sale (12)                $ 542,019   $  348,561   $    45,000    $     --    $       --
     Securities held to maturity (12)(13)                  4,272        1,455       411,859       15,118    2,034,842
     Mortgage-backed securities available
         for sale (12)                                 1,598,652    1,477,514            --          --            --
     Mortgage-backed securities held
         to maturity                                   1,621,662    1,524,488     3,153,812      341,224       77,622
     Loans receivable, net                            10,222,379    8,831,018     9,966,886       29,244      777,265
     Covered assets, net                                      --       39,349       311,603      592,593      839,538
     Total assets                                     16,587,540   14,646,245    14,683,559    1,125,222    8,961,473

     Deposits                                          8,501,883   10,241,628     9,196,656      431,788    7,809,478
     Securities sold under agreements
         to repurchase                                 1,583,387      969,510     1,883,490      119,144       30,647
     Borrowings                                        5,364,894    2,392,862     2,808,979      440,792      597,564
     Total liabilities                                15,802,077   13,883,099    14,029,957    1,012,328    8,488,697
     Minority interest - Bank preferred stock            309,376      300,730       300,730           --           --
     Minority interest - Hunter's Glen                   153,864       58,261        23,205           --           --
     Minority interest - FN Holdings preferred stock     150,792           --            --           --           --
     Stockholder's equity                                171,611      404,155       329,667      112,894      472,776

     REGULATORY CAPITAL RATIOS OF
         FIRST NATIONWIDE
     Tangible capital                                       7.17%        5.84%         5.50%        9.50%        4.59%
     Core capital                                           7.17         5.84          5.50         9.50         5.13
     Risk-based capital:
         Core capital                                      11.50         9.14         8.86        67.71         15.67
         Total capital                                     13.62        11.34        11.01        68.97         16.24

     SELECTED OTHER DATA
     Number of full service
         customer facilities                                116          160           156            4           162
     Loans serviced for others (14)                 $44,034,194  $27,900,528    $7,475,119     $327,449   $10,156,020
     Approximate number of employees                      3,547        3,619         3,573          317         3,030
     Non-performing assets as a
         % of First Nationwide's total assets              1.37%        1.50%         1.49%         .98%          0.12%

------------------

       (1) On January 31, 1996, FNMC consummated the LMUSA 1996 Purchase, acquiring a $14.1 billion loan servicing portfolio. On February 1, 1996, First Nationwide acquired SFFed, with assets at fair value totalling approximately $4 billion and liabilities (including deposit liabilities) with fair values totalling approximately $3.8 billion. During the year ended December 31, 1996, First Nationwide closed the Branch Sales, with associated deposit accounts totalling $4.6 billion. Noninterest income for the year ended December 31, 1996 includes pre-tax gains of $363.3 million related to the Branch Sales. Noninterest expense for the year ended December 31, 1996 includes a pre-tax charge of $60.1 million for the Special SAIF Assessment.

       (2) On October 3, 1994, effective immediately following the close of business on September 30, 1994, First Nationwide acquired assets with fair values totalling approximately $14.1 billion and liabilities (including deposit liabilities) with fair values totalling approximately $13.4 billion from Old FNB.

       (3) During the first quarter of 1993, Parent Holdings sold certain assets, liabilities, and substantially all of its branch operations located in Texas, including $829 million of loans and 130 branches with $6.9 billion in deposits, in the First Gibraltar Texas Sale. A net gain of $141 million was recorded in connection with this sale.

       (4) During the last quarter of 1992, Parent Holdings sold certain assets, liabilities, and branch operations located in Oklahoma, including $3 million of loans and 27 branches with $809 million in deposits, in the First Gibraltar Oklahoma Sale. The increase in noninterest income in 1992 was primarily attributable to the gain of $203 million on sales of assets in anticipation of the First Gibraltar Texas Sale, the gain of $19 million on the First Gibraltar Oklahoma Sale and a gain of $41 million as a result of the modification of the Assistance Agreement.

       (5) Utilization of net operating loss carryovers resulted in no provisions for income taxes until the FN Acquisition. Income tax expense of $2.5 million was recorded in the first quarter of 1993 representing AMT expense related to the gain recognized on the First Gibraltar Texas Sale (see Footnote 3). Income tax expense recorded in 1994 after the FN Acquisition represents federal AMT reduced, to the extent of 90%, by net operating loss carryovers, and state tax at an assumed rate of 8%. Income tax benefit for the years ended December 31, 1996 and 1995 includes the recognition of a deferred tax benefit of $125 million and $69 million, respectively, offset by federal AMT tax reduced, to the extent of 90%, by net operating loss carryovers and state tax at an assumed rate of 8%.

       (6) Return on average assets represents net income as a percentage of average assets for the periods presented.

       (7) Return on average common equity represents net income available to common stockholder as a percentage of average common equity for the periods presented.

       (8) Yield on interest-earning assets represents interest income as a percentage of average interest-earning assets.

       (9) Cost of interest-earning liabilities represents interest expense as a percentage of average interest-bearing liabilities.

       (10) Net interest margin represents interest expense as a percentage of average interest-bearing liabilities.

       (11) Earnings used in computing the ratio of earnings to combined fixed charges and minority interest consists of income before income taxes, extraordinary item and minority interest. Fixed charges consist of interest expense on borrowings, the interest component of lease expense and, where indicated, interest expense on deposits. Minority interest consists of Preferred Stock dividends, FN Holdings Preferred Stock dividends and the Hunter's Glen 20% interest in FN Holdings.

       (12) Fluctuation in securities and mortgage-backed securities held to maturity and securities and mortgage-backed securities available for sale from December 31, 1994 to December 31, 1995 resulted from the reclassification of substantially all securities and mortgage-backed securities (except for mortgage-backed securities resulting from the securitization with recourse of certain of First Nationwide's loans) from held to maturity to securities available for sale on December 29, 1995.

       (13) Increase in securities to be held to maturity at December 31, 1992 resulted from the investment of proceeds on sale of certain long-term interest-bearing assets, primarily loans and mortgage-backed securities, in cash, cash equivalents and securities in anticipation of the First Gibraltar Texas Sale.

       (14) Includes loans serviced by FNMC, First Nationwide, and FGB Realty, excluding loans serviced for First Nationwide by FNMC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Parent Holdings is a holding company whose only significant asset is its 80% ownership of FN Holdings, which owns 100% of the common stock of First Nationwide. As such, Parent Holdings' principal business operations are conducted by First Nationwide and its subsidiaries.

     The following discussion should be read in conjunction with the Consolidated Financial Statements of Parent Holdings and California Federal and the notes thereto included elsewhere in this Form 10-K. Except as otherwise indicated, the following discussion includes information relating to Parent Holdings, FN Holdings, First Nationwide and California Federal prior to the consummation of the Cal Fed Acquisition.

FIRST NATIONWIDE (PARENT) HOLDINGS

GENERAL

     The principal business of Parent Holdings consists of operating retail deposit branches and originating and/or purchasing residential real estate loans and, to a lesser extent, certain consumer loans, for investment. Parent Holdings actively manages its commercial real estate loan portfolio and is also active in mortgage banking and loan servicing. Revenues are derived primarily from interest charged on loans, interest received on government and agency securities and mortgage-backed securities, gains on sales of loans and other investments, and fees received in connection with loan servicing, securities brokerage and other customer service transactions. Expenses primarily consist of interest on customer deposit accounts, interest on short-term and long-term borrowings, provisions for losses, general and administrative expenses consisting of compensation and benefits, advertising and marketing, premises and equipment, loan expenses, deposit insurance assessments, data processing and other general and administrative expenses.

     The Cal Fed Acquisition

     On July 27, 1996, FN Holdings entered into the Merger Agreement providing for the acquisition of Cal Fed and its subsidiary, California Federal, which as of December 31, 1996, had approximately $14.1 billion in assets, $8.9 billion in deposits and operated 119 branches in California and Nevada.

     Impact of Other Acquisitions and Dispositions

     The FN Acquisition was consummated on October 3, 1994, effective immediately after the close of business on September 30, 1994, and was recorded using the purchase method of accounting. Accordingly, the accompanying financial data includes the results of operations related to the approximately $14.1 billion in assets and $13.4 billion in liabilities acquired in the FN Acquisition. Minority interest increased by $301 million due to the issuance of the Preferred Stock.

     On February 28, 1995, FNMC consummated the Maryland Acquisition and acquired a loan servicing portfolio of approximately $11.4 billion, including a subservicing portfolio of $1.8 billion, and certain assets and liabilities for approximately $178 million. The transaction was accounted for as a purchase, and the Company's consolidated statement of operations for the year ended December 31, 1995 includes the results of operations of the acquired mortgage servicing operation for the period from March 1, 1995 through December 31, 1995.

     In April 1995, First Nationwide acquired approximately $13 million in deposits in the Tiburon Purchase. In August 1995, First Nationwide acquired three retail branches located in Orange County, California with deposit accounts totalling approximately $356 million in the ITT Purchase. On December 8, 1995, First Nationwide acquired four retail branches with deposit accounts of approximately $144 million in the Sonoma Purchase. The Branch Purchases were accounted for as purchases, and the results of operations of the acquired retail deposit operations are included in the Company's consolidated statement of operations for the year ended December 31, 1995 from the date each of the transactions was consummated.

     On October 2, 1995, FNMC consummated the LMUSA 1995 Purchase and acquired a loan servicing portfolio of approximately $11.1 billion (including a sub-servicing portfolio of $3.1 billion), a master servicing portfolio of $2.9 billion and other assets, principally existing loans and loan production operations for approximately $100 million, payable in installments, and the assumption of certain indebtedness secured by the acquired loan portfolio totalling approximately $274 million. The LMUSA 1995 Purchase was accounted for as a purchase and the Company's consolidated statement of operations for the year ended December 31, 1995 includes the results of operations of the acquired mortgage servicing operations for the period from October 3, 1995 through December 31, 1995.

     On January 31, 1996, FNMC consummated the acquisition of a $14.1 billion loan servicing portfolio, a master servicing portfolio of $2.7 billion and other assets in the LMUSA 1996 Purchase. The LMUSA 1996 Purchase was accounted for as a purchase and the Company's consolidated statement of operations for the year ended December 31, 1996 includes the results of operations of the acquired mortgage servicing operations for the period from February 1, 1996 through December 31, 1996.

     On February 1, 1996, First Nationwide consummated the SFFed Acquisition involving assets totalling $4.0 billion and retail deposits totalling $2.7 billion. The SFFed Acquisition was accounted for as a purchase, and the Company's consolidated statement of operations for the year ended December 31, 1996 includes the results of operations of the acquired operations of SFFed for the period from February 1, 1996 through December 31, 1996.

     On June 1, 1996, First Nationwide consummated the Home Federal Acquisition, involving approximately $717 million in assets and $632 million in deposits. The Home Federal Acquisition was accounted for as a purchase, and the Company's consolidated statement of operations for the year ended December 31, 1996 includes the results of operations of the acquired operations of HFFC for the period from June 1, 1996 through December 31, 1996.

     During the first half of 1996, First Nationwide closed the Branch Sales with associated deposit accounts totalling $4.6 billion, resulting in pre-tax gains totalling $363.3 million. The Company's consolidated statement of operations for the year ended December 31, 1996 includes the results of operations of those branches sold in the Branch Sales for the period prior to sale.

     Special SAIF Assessment

     On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Reduction Act") was enacted. The Reduction Act included a special assessment ("Special SAIF Assessment") related to the recapitalization of the SAIF, which was levied based on a rate of 65.7 cents per $100 of SAIF-insured domestic deposits held as of March 31, 1995. As a result of the Reduction Act, First Nationwide recorded a pre-tax charge of $60.1 million on September 30, 1996. The portion of the assessment related to deposits sold in Ohio, New York, New Jersey and Michigan was borne, pursuant to each sales contract, by the respective purchasers and accordingly, such amounts were not included in the expense recorded by First Nationwide. Management expects the 1997 SAIF deposit premiums (including a separate assessment to fund the obligations of the Financial Corporation, which will expire after December 31, 1999) to decline to 6.48 cents per $100 of SAIF-insured deposits per year from the prior rates of 18 to 23 cents.

     Accounting Changes

     On June 28, 1996, FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

     In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS No. 127"). SFAS No. 127 defers for one year the effective date (i) of paragraph 15 of SFAS No. 125 and (ii) of paragraphs 9-12 and 237 (b) of SFAS No. 125 for repurchase agreement, dollar-roll, securities lending and similar transactions. SFAS No. 127 provides additional guidance on types of transactions for which the effective date of SFAS No. 125 has been deferred. It also requires that if it is not possible to determine whether a transaction occurring during calendar-year 1997 is part of a repurchase agreement, dollar-roll, securities lending, or similar transaction, then paragraphs 9-12 of SFAS No. 125 should be applied to the transfer. The Company adopted SFAS No. 125, as amended by SFAS No. 127 on January 1, 1997. Such adoption did not have a material impact on the Company's consolidated financial statements.

     On May 12, 1995, the FASB issued SFAS No. 122. This statement provides guidance for the recognition of mortgage servicing rights as an asset when a mortgage loan is sold or securitized and servicing rights are retained. The Company adopted this standard effective April 1, 1995. The result of such adoption was to capitalize approximately $71 million and $17 million in mortgage servicing rights related to loans originated by the Company in 1996 and 1995, respectively.

     SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair market value. To determine the fair value of the servicing rights created since April 1, 1995, the Company uses market prices under comparable mortgage servicing contracts, when available, or alternatively, uses a valuation model that calculates the present value of future net servicing income. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income which include estimates of the cost of servicing, the discount rate, mortgage escrow earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

     Also, SFAS No. 122 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. In determining impairment, the Company aggregates all mortgage servicing rights and stratifies them based on the predominant risk characteristics of interest rate, loan type and investor type. Further, mortgage-servicing rights capitalized prior to the adoption of SFAS No. 122 were stratified by acquisition to measure impairment. A valuation allowance is established for any excess of amortized book value over the current fair value, by risk stratification, by a charge to income. Based on this analysis, no allowance for loss on impairment of loan servicing rights was necessary at December 31, 1996 or 1995.

     In March 1995, FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 provides guidance for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used by an entity and assets to be disposed of. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 121 effective January 1, 1996. Such adoption had no material impact on the Company's consolidated financial statements.

     The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" ("SFAS No. 118"), effective January 1, 1995. Under SFAS No. 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on: (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the loan's observable market price, or (iii) the fair value of the loan's collateral. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all single family loans and performing multi-family and commercial real estate loans under $500,000, excluding loans which have entered the workout process. The adoption of SFAS No. 114, as amended by SFAS No. 118, had no material impact on the Company's consolidated financial statements as the Company's existing policy of measuring loan impairment was consistent with methods prescribed in these standards.

     The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Any insignificant delay (i.e., 60 days or less) or insignificant shortfall in amount of payments will not cause a loan to be considered impaired. In determining impairment, the Company considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings, and performing loans which exhibit, among other characteristics, high LTV ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. The Company bases the measurement of collateral-dependent impaired loans on the fair value of their collateral. The amount, if any, by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance.

     Generally, specific allowances for loan losses relative to impaired multi-family and commercial real estate loans, which comprised the majority of impaired loans at December 31, 1996, have not been established. There have been no significant multi-family or commercial real estate loans originated since October 1, 1994. At December 31, 1996, the specific allowances for loan losses reflected on the Company's books represent allowances established by predecessor institutions and were acquired in the SFFed and Home Federal Acquisitions.

     At December 31, 1996, the carrying value of loans that are considered to be impaired under SFAS No. 114 totalled $102.1 million (of which $22.6 million were on nonaccrual status). The average recorded investment in impaired loans during the year ended December 31, 1996 was approximately $103.7 million. For the year ended December 31, 1996, the Company recognized interest income on these impaired loans of $10.7 million, which included $0.3 million of interest income recognized using the cash basis method of income recognition.

     Effective January 1, 1994, the Company adopted SFAS No. 115. SFAS No. 115 requires that securities held to maturity be reported at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. All other securities held for investment purposes are classified as available for sale and are carried at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity, net of tax. There was no impact on the consolidated financial statements as a result of such adoption. At December 31, 1994, all U.S. government and agency securities and mortgage-backed securities were classified in the held-to-maturity portfolio.

     On November 15, 1995, the FASB issued the Special Report, which provided all entities an opportunity to reconsider their ability and intent to hold securities to maturity and allowed a one-time reclassification of securities from held-to-maturity to available-for-sale without "tainting" the remaining held-to-maturity securities. On December 29, 1995, the Company reclassified $1.5 billion and $231.8 million in carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from the respective held-to-maturity categories to securities available for sale, resulting in a net after-tax increase of $18.0 million and $4.5 million in the unrealized gain account in stockholder's equity and minority interest - Hunter's Glen, respectively. There was no impact on First Nationwide's regulatory capital as a result of this reclassification.

     RESULTS OF OPERATIONS

     The year-to-year comparisons set forth below, including the changes in magnitude of various items between periods, have been affected by the acquisitions and dispositions consummated during the periods involved.

     The following table sets forth, for the periods and at the dates indicated, information regarding Parent Holdings' consolidated average statements of financial condition, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. The information presented represents the historical activity of Parent Holdings.


                                                                        Year Ended December 31,
                                                  -------------------------------------------------------------------------
                                                            1996                     1995                    1994
                                                 ------------------------  ------------------------  --------------------------
                                                  Average          Average  Average         Average    Average           Average
                                                  Balance  Interest  Rate   Balance  Interest  Rate    Balance  Interest  Rate
                                                  -------  -------   ----   -------  --------  ----    -------  --------  ----
                                                                        (dollars in millions)
ASSETS
     Interest-earning assets (1):
         Securities and interest-bearing
           deposits in banks (2)                    $  591  $  35     5.89%   $  435   $  28      6.42%    $138       $7     4.95%

         Mortgage-backed securities
           available for sale (3)                    1,697    116     6.83       --       --        --       --       --       --

         Mortgage-backed securities
           held to maturity (3) (4)                  1,766    135     7.65     2,985     213      7.14       711      43     6.05
         Loans held for sale                           850     62     7.24       304      24      7.89        11       1     5.22

         Loans receivable, net (4)                  10,999    885     8.05    10,058     800      7.95     2,926     212     7.27

         Covered Assets, net (5)                        26      1     5.41       165      11      6.67       491      30     6.11
                                                   -------  -----     ----    ------   -----      ----    ------     ---     ----
         Total interest-earning assets              15,929  1,234     7.75    13,947   1,076      7.71     4,277     293     6.85%
                                                            -----     ----             -----      ----               ---     ----
     Noninterest-earning assets                      1,223                       751                         161
                                                    ------                    ------                      ------

         Total assets                              $17,152                   $14,698                      $4,438
                                                   =======                   =======                      ======

LIABILITIES AND STOCKHOLDER'S EQUITY
     Interest-bearing liabilities:
         Deposits                                 $  9,360   $419    4.48     $9,959     447      4.49     $2,605    101     3.88%

         Securities sold under
           agreements to repurchase                  2,109    120    5.70      1,577     105      6.66        351     19     5.37

         Borrowings (6)                              4,558    309    6.77      2,210     183      8.26      1,181     80     6.77
                                                     -----    ---    ----      -----     ---      ----      -----    ---     ----
           Total interest-bearing liabilities       16,027    848    5.29%    13,746     735      5.35      4,137    200     4.83%
                                                            -----    ----                ---      ----               ---     ----
     Noninterest-bearing liabilities                   323                       277                          53

     Minority interest - Bank preferred stock          309                       301                          75

     Minority interest - Hunter's Glen                 144                        33                          6
     Minority interest - FN Holdings preferred stock    75                        --                         --
     Stockholder's equity                              274                       341                        167
                                                     -----                   -------                     ------
        Total liabilities and stockholder's
           equity                                  $17,152                   $14,698                     $4,438
                                                   =======                   =======                     ======
     Net interest income                                    $386                      $ 341                        $ 93
                                                           =====                      =====                        ====
     Interest rate spread                                             2.46%                       2.36%                      2.02%
                                                                      ====                        ====                       ====
     Net interest margin                                              2.43%                       2.44%                      2.18%
                                                                      ====                        ====                       ====
     Average equity to average assets                                 1.60%                       2.32%                      3.76%
                                                                      ====                        ====                       ====

     (1) Non-accruing assets are included in the average balances for the periods indicated.
     (2) The information presented includes securities held to maturity of $4 million and related interest income of less than $0.3 million, with the remainder representing securities available for sale and interest-bearing deposits in other banks.

   (3) Substantially all securities held to maturity (except for mortgage-backed securities resulting from the securitization with recourse of certain of First Nationwide's loans) were reclassified to securities available for sale on December 29, 1995. The average balance of such securities for three days in 1995 is not material and is therefore not presented. Average balances presented for 1996 represent the original amortized cost of the securities without the effect of unrealized gains and losses recorded as a result of the available for sale classification.
   (4) In late December 1994, $1.3 billion of single-family loans were securitized with recourse. The large increase in the average balance of mortgage-backed securities held to maturity from 1994 to 1995 is due to such securitized loans.
   (5) Includes unconsolidated subsidiaries covered by FSLIC/RF yield maintenance.
   (6)  Interest and average rate include the impact of interest rate swaps.

     The following table presents certain information regarding changes in interest income and interest expense of Parent Holdings during the periods indicated. The dollar amount of interest income and interest expense fluctuates depending upon changes in the respective interest rates and upon changes in the respective amounts (volume) of the Company's interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior year's rate) and (ii) changes in rate (changes in average interest rate multiplied by the prior year's volume). Changes attributable to both volume and rate have been allocated proportionately.

                                                            Year ended December 31,
                                  ------------------------------------------------------------------------
                                             1996 vs. 1995                           1995 vs. 1994
                                            ---------------                         --------------
                                      Increase (Decrease) Due to              Increase (Decrease) Due to
                                    -------------------------------        --------------------------------
                                    Volume        Rate          Net        Volume        Rate          Net
                                    ------        ----          ---        ------        ----          ---
                                                                  (in millions)
     INTEREST INCOME:
     Securities and interest-bearin  $  9       $   (2)       $   7         $  18        $   3        $  21
         deposits in banks
     Mortgage-backed securities
         available for sale           116           --          116            --           --           --
     ortgage-backed securities
         held to maturity             (94)          16          (78)          160           10          170
     Loans held for sale               40           (2)          38            23           --           23
     Loans receivable, net             75           10           85           566           22          588
     Covered assets, net (1)           (8)          (2)         (10)          (22)           3          (19)
                                    -----       ------         -----         ----        -----         ----
         Total                        138           20          158           745           38          783
                                    -----       ------         -----         ----         ----         ----
     INTEREST EXPENSE:
     Deposits                         (27)          (1)         (28)          328           18          346
     Securities sold under
       agreements to repurchase        26          (11)          15            80            6           86
     Borrowings                       151          (25)         126            82           21          103
                                    -----        -----        -----         -----        -----        -----
         Total                        150          (37)         113           490           45          535
                                    -----        -----        -----         -----        -----       -----
          Change in net interest
            income                  $ (12)       $ 57          $ 45          $255        $  (7)        $248
                                    =====        ====          ====          ====        =====         ====

------------------

     (1) Includes unconsolidated subsidiaries covered by FSLIC/RF yield maintenance.

     The volume variances in total interest income and total interest expense between the year ended December 31, 1995 to the corresponding period in 1996 are largely due to the issuance of the Parent Senior Notes and the additional $4.2 billion in interest-earning assets acquired and $4.4 billion in interest-bearing liabilities assumed in the 1996 Acquisitions. The positive total rate variance of $57 million is attributed to increasing rates on adjustable-rate assets as such assets repriced to their fully-indexed yields, and the decrease in overall market rates on interest-bearing liabilities between the two periods, offset slightly by the impact of the additional wholesale borrowings used to finance the Branch Sales. During the year ended December 31, 1996, deposits totalling $4.6 billion with a weighted average rate of 4.59% were sold and replaced with $4.1 billion of FHLB advance borrowings and securities sold under agreements to repurchase with a weighted average rate of 5.45%.

     The positive volume variance of $255 million from 1994 to 1995 is largely due to $13.4 billion in interest-earning assets acquired offset in part by the $13.3 billion in interest-bearing liabilities assumed in the FN Acquisition on October 3, 1994, which contributed to net interest income during the last quarter of 1994 and all of 1995. The negative rate variance of $7 million is attributed to the interest-bearing liabilities acquired in the FN Acquisition, which rates reflect the overall increase in market interest rates from the fourth quarter of 1994 through 1995, and the issuance of the Senior Notes to finance the FN Acquisition. In an increasing rate environment, the Company's cost of interest-bearing liabilities reacts more quickly to changes in rates than the yields on interest-bearing assets, due to the volume of adjustable rate interest-bearing assets which generally reprice on an annual or semi-annual basis.

     Year Ended December 31, 1996 versus Year Ended December 31, 1995

     Net Income. Parent Holdings reported net income of $421 million for the year ended December 31, 1996, compared with net income of $122 million in 1995. Net income for the year ended December 31, 1996 includes $363.3 million in pre-tax gains on sales of branches, $40.4 million in pre-tax gains from the sale of stock of ACS, $25.6 million in pre-tax gain recognized in connection with the termination of the Assistance Agreement and the recognition of a $125.0 million deferred tax benefit, partially offset by a $60.1 million charge for the Special SAIF Assessment. Net loss, excluding the aforementioned items, Incentive Plan (as defined herein) charges and extraordinary loss on early extinguishment of debt, totalled $10.4 million for the year ended December 31, 1996.

     Interest Income. Total interest income was $1.2 billion for the year ended December 31, 1996, an increase of $158 million from the year ended December 31, 1995. The interest-earning assets acquired in the 1996 Acquisitions resulted in total interest-earning assets for 1996 averaging $15.9 billion, compared to $13.9 billion for 1995. In addition, the yields on total interest-earning assets during 1996 increased to 7.75% from the 7.71% yield on total interest-earning assets during 1995.

     Parent Holdings earned $885 million of interest income on loans receivable for the year ended December 31, 1996, an increase of $85 million from the year ended December 31, 1995. The loans acquired in the 1996 Acquisitions contributed most of the increased interest income in 1996, and resulted in an increase in the average balance of loans receivable to $11.0 billion from $10.1 billion for the year ended December 31, 1995. The weighted average yield on loans receivable increased to 8.05% for the year ended December 31, 1996 from 7.95% for 1995 due to upward rate adjustments on adjustable rate residential loans as such loans repriced to their fully indexed rates, without the effect of teaser rates or annual interest rate adjustment caps.

     Parent Holdings earned $62 million of interest income on loans held for sale for the year ended December 31, 1996, an increase of $38 million from the year ended December 31, 1995. The increased income is the net effect of a higher average volume of loans held for sale due to increased originations from the operations acquired in the Maryland Acquisition and the LMUSA Purchases, partially offset by a decrease in the weighted average rate of such loans. The average balance of loans held for sale was $850 million for the year ended December 31, 1996, an increase of $546 million from 1995. The weighted average yield on loans held for sale decreased to 7.24% for the year ended December 31, 1996 from 7.89% during 1995 due to generally decreasing market rates during the period and the portfolio consisting of a higher percentage of comparatively lower-rate adjustable rate loans in 1996 compared to a higher fixed rate portfolio in 1995.

     Interest income on mortgage-backed securities available for sale was $116 million for the year ended December 31, 1996. The average balance of mortgage-backed securities available for sale was $1.7 billion with a weighted average yield of 6.83% for the year ended December 31, 1996.

     Interest income on mortgage-backed securities held to maturity was $135 million for the year ended December 31, 1996, a decrease of $78 million from the year ended December 31, 1995. The average balance of mortgage-backed securities held to maturity decreased to $1.8 billion during the year ended December 31, 1996, compared to $3.0 billion during 1995. The weighted average yield on mortgage-backed securities held to maturity increased to 7.65% during 1996 from 7.14% during 1995, primarily due to the upward rate adjustments of adjustable rate mortgage-backed securities as the loans underlying such securities repriced to their fully indexed rates.

     Interest income from Covered Assets declined $10 million, to $1 million, for the year ended December 31, 1996. The decline is due to a reduction in the average volume of Covered Assets resulting from the FDIC Purchase in June 1995 and the termination of the Assistance Agreement in August 1996.

     Interest income from all securities, including the available-for-sale portfolio and securities held to maturity, and interest-bearing deposits in other banks was $35 million for the year ended December 31, 1996, an increase of $7 million from the year ended December 31, 1995. The average portfolio balances during the years ended December 31, 1996 and 1995 increased to $591 million from $435 million, respectively, primarily due to assets acquired in the 1996 Acquisitions. The weighted average yield on these assets decreased to 5.89% during 1996 from 6.42% during 1995, primarily due to an overall decline in market interest rates.

     Interest Expense. Total interest expense was $848 million for the year ended December 31, 1996, an increase of $113 million from the year ended December 31, 1995. The increase is the result of additional interest-bearing liabilities assumed in the 1996 Acquisitions, the issuances of the Parent Senior Notes and the FN Holdings Senior Sub Notes and incrementally higher rates paid on the additional borrowings incurred to replace the retail deposits sold in the Branch Sales.

     Interest expense on customer deposits, including Brokered Deposits, was $419 million for the year ended December 31, 1996, a decrease of $28 million from the year ended December 31, 1995. The average balance of customer deposits outstanding decreased from $10.0 billion to $9.4 billion for the years ended December 31, 1995 and 1996, respectively. The overall weighted average cost of deposits decreased from 4.49% for the year ended December 31, 1995 to 4.48% for the year ended December 31, 1996, due principally to the impact of higher average balances of lower rate custodial transaction accounts related to the additional loan servicing acquired in the Maryland Acquisition and the LMUSA Purchases, partially offset by slight increases in the market rates of interest paid for Brokered Deposits.

     Interest expense on securities sold under agreements to repurchase totalled $120 million for the year ended December 31, 1996, an increase of $15 million from the year ended December 31, 1995. The average balance of such borrowings for the year ended December 31, 1996 and 1995 was $2.1 billion and $1.6 billion, respectively. The increase is attributed to $.8 billion of such liabilities acquired in the 1996 Acquisitions together with $1.5 billion in additional short-term borrowings to fund the Branch Sales during 1996, partially offset by maturities and payoffs that were refinanced with deposits acquired from the Home Federal Acquisition and FHLB advances. The weighted average interest rate on these instruments decreased to 5.70% in 1996 from 6.66% for 1995, primarily due to the impact of decreases in overall market interest rates for such borrowings.

     Interest expense on borrowings totalled $309 million for the year ended December 31, 1996, an increase of $126 million from the year ended December 31, 1995. The increase is attributed to the net effect of a volume increase for borrowings assumed in the 1996 Acquisitions, the issuances of the Parent Senior Notes and the FN Holdings Senior Sub Notes, and additional borrowings to replace the deposits sold in the Branch Sales, partially offset by the impact of decreases in the rates paid on such borrowings largely due to the shorter weighted average maturity of the borrowings at December 31, 1996 compared to December 31, 1995. The average balance outstanding for the year ended December 31, 1996 and 1995 was $4.6 billion and $2.2 billion, respectively. The weighted average interest rate on these instruments decreased to 6.77% during the year ended December 31, 1996 from 8.26% for the year ended December 31, 1995, primarily due to the impact of decreases in overall market interest rates and the shorter average maturity of the portfolio.

     Net Interest Income. Net interest income was $386 million for the year ended December 31, 1996, an increase of $45 million from the year ended December 31, 1995. The interest rate spread increased to 2.46% for the year ended December 31, 1996 from 2.36% for the year ended December 31, 1995.

     Noninterest Income. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, management fees and gains on the Branch Sales and on sales of assets, was $653 million for the year ended December 31, 1996, an increase of $502 million from the year ended December 31, 1995. This increase includes (i) gains on sales of branches of $363.3 million, (ii) gain from the sale of ACS stock of $40.4 million and (iii) gains recognized in connection with the termination of the Assistance Agreement of $25.6 million.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $124 million for the year ended December 31, 1996, compared to $70 million for the year ended December 31, 1995. This increase is due to the addition of the mortgage servicing portfolios acquired in the Maryland Acquisition, the LMUSA Purchases and the 1996 Acquisitions, as well as servicing rights originated through the increased origination capacity provided by these acquisitions. The single-family residential loan servicing portfolio, excluding loans serviced for the Company, increased from $7.4 billion at January 1, 1995 to $27.0 billion at January 1, 1996 and to $43.1 billion at December 31, 1996. During the year ended December 31, 1996, the Company sold $4.9 billion in single-family mortgage loans originated for sale as part of its ongoing mortgage banking operations compared to $1.2 billion of such sales for 1995.

     Customer banking fees and service charges related to retail banking operations, consisting of depositor fees for transaction accounts, overdrafts, and miscellaneous other fees, were $45 million for the year ended December 31, 1996, compared to $47 million for the year ended December 31, 1995. The decrease is attributed to the impact of decreased revenues associated with the Branch Sales, partially offset by the increased revenues from the retail banking operations acquired in the Branch Purchases and the 1996 Acquisitions.

     Management fees totaled $10 million for the year ended December 31, 1996, compared to $15 million for the year ended December 31, 1995. The decrease is attributed principally to the reduced number of assets under management as a result of contracts with the Resolution Trust Corporation and other third parties which have expired.

     Gain on sales of loans was $18 million for the year ended December 31, 1996, compared to a loss of less than $1 million for the year ended December 31, 1995. The increase is attributed in part to a gain of $7.5 million on the sale of $298.0 million of consumer loans during the first quarter of 1996. In addition, the Company experienced increased gains on sales of single-family mortgage loans due to the adoption of SFAS No. 122 on April 1, 1995. See "--Mortgage Banking Operations."

     Gain on sales of assets was $38 million for the year ended December 31, 1996. The gain is primarily the result of a $40.4 million gain from the sale of ACS stock, partially offset by a writedown recorded on certain CMOs in the mortgage-backed securities available-for-sale portfolio determined to have a permanent impairment in value.

     Gain on sales of branches was $363 million for the year ended December 31, 1996. See note 2 to the accompanying financial statements of the Company for additional information regarding the Branch Sales.

     Gain from the termination of the Assistance Agreement was $26 million for the year ended December 31, 1996.

     Other noninterest income was $30 million for the year ended December 31, 1996, an increase of $12 million from the year ended December 31, 1995. The increase is primarily attributed to an increase of $5 million in dividends on FHLB stock related to an increase in the volume of such stock owned by First Nationwide, a $3 million increase in disbursement float interest income and $2 million of interest received related to the favorable outcome of an arbitration hearing.

     Noninterest Expense. Total noninterest expense was $492 million for the year ended December 31, 1996, an increase of $159 million from the year ended December 31, 1995. The increase is principally due to additional compensation, loan expense, deposit insurance premiums and other noninterest expenses, primarily related to the growth of the Company through the various acquisitions in 1995 and the first half of 1996 and the Special SAIF Assessment.

     Total compensation and employee benefits expense was $205 million for the year ended December 31, 1996, an increase of $51 million from the year ended December 31, 1995, primarily attributable to $35.6 million of Incentive Plan accruals. The number of full time employees decreased to 3,547 for the year ended December 31, 1996, compared to 3,619 for the year ended December 31, 1995. This decrease is primarily due to the net impact of a reduction in employees due to the Branch Sales and First Nationwide's cost reduction program, partially offset by employee additions in the mortgage banking operations related to the servicing portfolios acquired in the LMUSA Purchases and an increase in retail banking employees attributed to the 1996 Acquisitions.

     Occupancy and equipment expense was $52 million for the year ended December 31, 1996, an increase of $2 million from the year ended December 31, 1995, attributed primarily to increased expenses resulting from the Maryland and 1996 Acquisitions and the LMUSA Purchases, partially offset by the net effect of operations sold in the Branch Sales.

     SAIF deposit insurance premiums increased $59 million, to $81 million, for the year ended December 31, 1996. The increase is primarily due to the $60 million Special SAIF Assessment.

     Professional fees increased $10 million, to $22 million, for the year ended December 31, 1996. This increase includes additional expenses related to the servicing portfolios acquired in the LMUSA Purchases, as well as additional accruals for various legal and litigation expenses.

     Loan expense was $31 million for the year ended December 31, 1996, an increase of $19 million from the year ended December 31, 1995. The increase relates to additional expenses associated with the higher volume of loans serviced due to the LMUSA Purchases, the Maryland Acquisition and increased loan production. Such expenses include subservicing fees paid on acquired servicing portfolios prior to conversion to FNMC's systems and increased pass-through interest expense for loan payoffs in serviced loan pools. In addition, such expenses also include outside appraisal fees, inspection fees, and provision for losses on loans insured by the Federal Housing Administration or guaranteed by the Veterans Administration.

     Foreclosed real estate operations, including gains on sales, resulted in a net gain of $7 million for the year ended December 31, 1996 compared to a net gain of $1 million for the same period in 1995. The change is attributed to a higher volume of sales in 1996 at comparatively higher prices to carrying values.

     Amortization of intangible assets increased to $9 million for the year ended December 31, 1996 from $1 million for 1995, primarily due to the amortization of the $132.1 million intangible asset recorded in connection with the 1996 Acquisitions.

     Other noninterest expense was $78 million for the year ended December 31, 1996, an increase of $17 million from the year ended December 31, 1995, principally due to increased telecommunications, postage, office supplies, insurance, OTS assessments and travel expenses, all of which are attributed primarily to the increased loan servicing activity as a result of the Maryland Acquisition and the LMUSA Purchases.

     Provision for Income Taxes. During the years ended December 31, 1996 and 1995, the Company recorded income tax benefit of $75.8 million and $57.2 million, respectively. Based on a favorable earnings trend since the consummation of the FN Acquisition and future earnings expectations, management changed its judgment about the realizability of Parent Holdings' deferred tax assets and recognized a deferred tax benefit (i.e., a reduction in the valuation allowance) of $69 million in the fourth quarter of 1995 and an additional $125 million in the second quarter of 1996. Management believes that the realization of such asset is more likely than not, based on the expectation that the Company will generate the necessary amount of taxable income in future periods. In order to recognize the total net deferred tax asset recorded as of December 31, 1996, the Company must have future earnings of approximately $788 million. Included in tax expense for the year ended December 31, 1995 is the reversal of 1993 and 1994 over accruals of Federal taxes totalling $1.7 million. Parent Holdings' effective Federal tax rates before extraordinary items and minority interest were (22%) and (56%) during the years ended December 31, 1996 and 1995, respectively, while its statutory Federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of the utilization of net operating loss carryforwards for both periods, the reversal of 1993 and 1994 over accruals for the year ended December 31, 1995 and the recognition of a $125 million and $69 million deferred tax benefit in 1996 and 1995, respectively. Parent Holdings' effective state tax rates before extraordinary items and minority interest were approximately 7% and 9% during the years ended December 31, 1996 and 1995, respectively.

     Extraordinary Item. During the year ended December 31, 1996, First Nationwide repurchased $44 million aggregate principal amount of the $50 million in Senior Notes assumed in the SFFed Acquisition, resulting in a loss of $1.6 million, net of income taxes. During the year ended December 31, 1995, First Nationwide recorded a gain of $2.0 million on the early extinguishment of $250 million in FHLB advances, net of income taxes.

     Year Ended December 31, 1995 versus Year Ended December 31, 1994

     Net Income. Parent Holdings reported net income for 1995 of $122 million compared with net income of $26 million for 1994. Net income for 1995 includes an income tax benefit of $57 million (largely due to the recognition of a $69 million deferred tax benefit) and an extraordinary gain from the early extinguishment of FHLB advances of $2.0 million, net of tax. Net income for 1994 includes income tax expense totalling $2.6 million and $1.4 million, net of tax, in extraordinary gain from the early extinguishment of FHLB advances.

     Parent Holdings reported income before income taxes, extraordinary item and minority interest of $122 million in 1995 compared with pre-tax income of $32 million in 1994. The increase is generally due to the inclusion in 1995 of the operations acquired in the FN Acquisition for a full year compared to the operations acquired in the FN Acquisition for only the fourth quarter of 1994.

     Net interest income was $341 million for the year ended December 31, 1995, compared with $93 million for 1994, an increase of $248 million. The increase is generally due to the inclusion in 1995 of the operations acquired in the FN Acquisition for a full year compared with the inclusion of the operations acquired in the FN Acquisition for only the fourth quarter of 1994.

     Interest Income. Total interest income was $1.1 billion for the year ended December 31, 1995, an increase of $783 million from the year ended December 31, 1994. The interest-bearing assets acquired in the FN Acquisition resulted in total interest-earning assets for 1995 averaging $13.9 billion compared to $4.3 billion in 1994. In addition, the yield on total interest-earning assets during 1995 increased .86% from the yield on total interest-earning assets during 1994, principally due to changes in overall market interest rates and the higher yielding assets acquired in the FN Acquisition.

     Parent Holdings earned $800 million of interest income on loans receivable for the year ended December 31, 1995, an increase of $588 million from the year ended December 31, 1994. The loans acquired in the FN Acquisition resulted in an increase in the average balance of loans receivable to $10.1 billion from $2.9 billion for the years ended December 31, 1995 and 1994, respectively. The weighted average yield on loans receivable increased to 7.95% for 1995 from 7.27% during 1994, primarily due to the repricing of the adjustable rate loans in the portfolio acquired in the FN Acquisition.

     Parent Holdings earned $24 million of interest income on loans held for sale for the year ended December 31, 1995, an increase of $23 million from the year ended December 31, 1994. The additional loan production from the Maryland Acquisition and the LMUSA 1995 Purchase resulted in an increase in the average balance of loans held for sale to $304 million from $11 million for the years ended December 31, 1995 and 1994, respectively. The weighted average yield on loans held for sale increased to 7.89% for 1995 from 5.22% during 1994.

     Interest income on mortgage-backed securities was $213 million for the year ended December 31, 1995, an increase of $170 million from the year ended December 31, 1994. The mortgage-backed securities acquired in the FN Acquisition, including $1.3 billion of qualifying single-family loans securitized from First Nationwide's loan portfolio in late 1994 and an additional $.4 billion securitized in 1995, resulted in the average portfolio balances increasing from $711 million to $3.0 billion during the years ended December 31, 1994 and 1995, respectively. The weighted average yield on mortgage-backed securities increased to 7.14% for 1995 from 6.05% for 1994, primarily due to the addition of higher-yielding securities from the FN Acquisition, including loan securitizations, and the subsequent upward rate adjustments of adjustable rate mortgage-backed securities related to an overall increase in market interest rates.

     Interest income from Covered Assets declined $19 million, to $11 million, for the year ended December 31, 1995. This decline is due to a reduction in the volume of Covered Assets due to sales, repayments and other dispositions of

Covered Assets, including the FDIC Purchase, offset in part by an increase in the effective rate earned on such Covered Assets which was 6.67% for 1995 compared to 6.11% for 1994. The higher rate is due to the net effect of the increase in TCOF between the two periods due to generally increasing interest rates, partially offset by the reduction in the applicable margin over the TCOF prescribed in the Assistance Agreement.

     Interest income from securities and interest-bearing deposits in banks was $28 million for the year ended December 31, 1995, an increase of $21 million from the year ended December 31, 1994. The average portfolio balances during the years ended December 31, 1995 and 1994 increased to $435 million from $138 million, respectively, due to the securities acquired in the FN Acquisition being held for an entire year in 1995 versus the fourth quarter only in 1994. The weighted average yield on these assets increased to 6.42% for 1995 from 4.95% for 1994, primarily due to the increase in overall market interest rates.

     Interest Expense. Total interest expense was $735 million for the year ended December 31, 1995, an increase of $535 million from the year ended December 31, 1994. The increase is generally due to the inclusion for a full year in 1995 of the additional interest-bearing liabilities from the operations acquired in the FN Acquisition, the issuance of the FN Holdings Senior Notes and changes in overall market rates of interest paid as discussed in more detail below.

     Interest expense on deposits, including Brokered Deposits, was $447 million for the year ended December 31, 1995, an increase of $346 million from the year ended December 31, 1994. The deposits of approximately $10 billion acquired in the FN Acquisition, net of $1.2 billion in deposits sold in the Illinois Sale, and the $513 million of deposits assumed in the Branch Purchases, resulted in an increase in the average balance of deposits outstanding from $2.6 billion to $10.0 billion for the years ended December 31, 1994 and 1995, respectively. The overall weighted average cost of deposits increased from 3.88% for 1994 to 4.49% for 1995, due principally to increases in the overall level of interest rates between the two years.

     Interest expense on securities sold under agreements to repurchase and borrowings totalled $288 million for the year ended December 31, 1995, an increase of $189 million from the year ended December 31, 1994. The timing of the FN Acquisition and the Illinois Sale, offset in part by the reduction of borrowings from funds received in connection with the Branch Purchases, resulted in the average balance outstanding of securities sold under agreements to repurchase and borrowings for the years ended December 31, 1995 and 1994 increasing to $3.8 billion from $1.5 billion, respectively. The weighted average interest rate on these instruments increased to 7.60% in 1995 from 6.46% for 1994, primarily due to the impact of increases in overall market interest rates. The FN Holdings Senior Notes issued in 1994 resulted in an additional $18 million in interest expense in 1995 compared to 1994.

     Net Interest Income. Net interest income before provision for loan losses was $341 million for the year ended December 31, 1995, an increase of $248 million from the year ended December 31, 1994. The interest rate spread increased to 2.36% in 1995 from 2.02% in 1994. The increase in net interest income is generally due to the inclusion in 1995 of the operations acquired in the FN Acquisition for a full year compared to the inclusion of the operations acquired in the FN Acquisition for only the fourth quarter of 1994.

     Noninterest Income. Total noninterest income, consisting primarily of mortgage banking, customer banking and management fee income, was $151 million for the year ended December 31, 1995, an increase of $110 million from the year ended December 31, 1994. The increase is generally due to the inclusion in 1995 of the operations acquired in the FN Acquisition for a full year compared to the inclusion of the operations acquired in the FN Acquisition for only the fourth quarter of 1994. In addition, additional fee revenues were generated from operations acquired in the Maryland Acquisition and the LMUSA 1995 Purchase.

     Fees and service charges related to mortgage banking operations, which consist principally of loan servicing income and borrower fees, were $47 million for the year ended December 31, 1995, compared to $10 million for the year ended December 31, 1994. The increase of $37 million is due to the inclusion in 1995 of the mortgage banking operations acquired in the FN Acquisition for an entire year versus only the fourth quarter in 1994, as well as additional fee revenues received as a result of the inclusion of the mortgage banking operations acquired in the Maryland Acquisition and the LMUSA 1995 Purchase.

     Fees and service charges related to retail banking operations, consisting of depositor fees for transaction accounts, overdrafts, and miscellaneous other fees, were $48 million for the year ended December 31, 1995 compared to $11 million for the year ended December 31, 1994. The increase of $37 million is due to the inclusion in 1995 of the retail banking operations acquired in the FN Acquisition for an entire year compared to only the fourth quarter of such operations in 1994, as well as a slight increase in such fees related to the operations acquired in the Branch Purchases.

     Management fees, principally from commercial loan servicing and asset management services provided for third-party investors, totalled $15 million for the year ended December 31, 1995, an increase of $2 million over 1994. This $2 million increase is the net effect of a $3.8 million increase in the revenues from the asset servicing agreements entered into with Granite in conjunction with the FN Acquisition, offset by decreases in disposition and other third party fees received by FGB Realty, principally due to the expiration of certain government contracts, totalling $1.8 million.

     Other noninterest income was $18 million for the year ended December 31, 1995, an increase of $10.4 million from the year ended December 31, 1994. The increase is attributed to an increase of $3.4 million in dividends on FHLB stock, $1.7 million in fees earned on check disbursement products, $1.1 million in early withdrawal penalties on deposits and $4.2 million in miscellaneous other income. The increases are attributed to the inclusion in 1995 of the operations acquired in the FN Acquisition for a full year compared to the inclusion of the operations acquired in the FN Acquisition for only the fourth quarter of 1994.

     Noninterest Expense. Total noninterest expense was $333 million for the year ended December 31, 1995, an increase of $236 million from the year ended December 31, 1994. All categories of noninterest expense increased, primarily due to the inclusion in 1995 of expenses related to the operations acquired in the FN Acquisition for an entire year compared to including such expenses for only the fourth quarter in 1994. In addition, the year ended December 31, 1995 includes charges totalling $13 million related to accrued termination and facilities costs for specific cost reduction actions taken by First Nationwide during the year.

     Total compensation and employee benefits expense was $154 million for the year ended December 31, 1995, an increase of $105 million from the year ended December 31, 1994. The increase is primarily due to the inclusion in 1995 of a full year of such charges related to the operations acquired in the FN Acquisition compared to only the fourth quarter of such expenses in 1994. In addition, 1995 includes expenses totalling $7 million related to employee severance and termination costs for the relocation of First Nationwide's mortgage loan servicing operations to Maryland, the closure of First Nationwide's retail mortgage loan production offices, and a bank-wide cost reduction project.

     Occupancy and equipment expense was $50 million for the year ended December 31, 1995, an increase of $38 million from the year ended December 31, 1994. The increase is primarily due to the inclusion in 1995 of a full year of such charges related to the operations acquired in the FN Acquisition compared to only the fourth quarter of such expenses in 1994. In addition, 1995 includes expenses totalling $6 million related to space reductions and lease termination charges for the relocation of First Nationwide's mortgage loan servicing operations to Maryland, the closure of First Nationwide's retail mortgage loan production offices, a bank-wide cost reduction project, and retail branch consolidations due to duplicate facilities resulting from the Branch Purchases.

     Data processing expense increased to $10 million for the year ended December 31, 1995 from $3 million for the year ended December 31, 1994. The increase is primarily due to the inclusion in 1995 of a full year of such charges related to the operations acquired in the FN Acquisition compared to only the fourth quarter of such charges in 1994.

     SAIF deposit insurance premiums increased to $22 million in 1995 compared to $7 million for the year ended December 31, 1994. The increase is primarily due to the inclusion in 1995 of a full year of such charges related to the operations acquired in the FN Acquisition compared to only the fourth quarter of such charges in 1994.

     Marketing expense was $11 million for the year ended December 31, 1995, an increase of $8 million from the year ended December 31, 1994. The increase is primarily due to the inclusion in 1995 of a full year of such charges related to the operations acquired in the FN Acquisition compared to only the fourth quarter of such charges in 1994.

     Professional fees increased from $3 million to $12 million during the years ended December 31, 1994 and 1995, respectively. This increase is attributed primarily to the inclusion of a full year of operations acquired in the FN Acquisition compared to only the fourth quarter of 1994, as well as increased expenses related to operations acquired in the Maryland Acquisition and the LMUSA 1995 Purchase.

     Loan expense was $12 million for the year ended December 31, 1995, an increase of $11 million from the year ended December 31, 1994. The increase is due to the inclusion in 1995 of a full year of the mortgage banking operations acquired in the FN Acquisition compared to only the fourth quarter in 1994, as well as increased expenses related to operations acquired in the Maryland Acquisition and the LMUSA 1995 Purchase.

     Other noninterest expense was $61 million for the year ended December 31, 1995, an increase of $42 million from the year ended December 31, 1994, principally due to increased telecommunications, postage, office supplies and travel expenses, all of which are attributed primarily to the inclusion in 1995 of a full year of the operations acquired in the FN Acquisition compared to only the fourth quarter in 1994. The Branch Purchases, Maryland Acquisition, and LMUSA 1995 Purchase also contributed to increases in these expenses.

     Provision for Income Taxes. During the years ended December 31, 1995 and 1994, Parent Holdings recorded income tax (benefit) expense of $(57.2) million and $2.6 million, respectively. The net benefit in 1995 is largely the result of the recognition of a deferred tax benefit of $69 million. Included in tax expense for the year ended December 31, 1995 is the reversal of 1993 and 1994 over accruals of federal taxes totalling $1.7 million. Parent Holdings' effective federal tax rates were (56)% and 0% during the years ended December 31, 1995 and 1994, respectively, while its statutory federal tax rate was 35% during both periods. The difference between effective and statutory rates was primarily the result of the utilization of net operating loss carryforwards and, in 1995, the recognition of a deferred tax benefit of $69 million. Parent Holdings' effective state tax rates were 9% and 8% for the years ended December 31, 1995 and 1994, respectively.

     Extraordinary Item. During the year ended December 31, 1995, Parent Holdings had a gain of $2.0 million on the early extinguishment of $250 million in FHLB advances, net of income taxes. During the year ended December 31, 1994, Parent Holdings had a gain of $1.4 million on the early extinguishment of $95 million in FHLB advances, net of income taxes.

PROVISION FOR FEDERAL AND STATE INCOME TAXES

     During the years ended December 31, 1996, 1995 and 1994, Parent Holdings recorded income tax (benefit) expense, excluding the tax effects associated with extraordinary items and minority interest in 1996, 1995 and 1994, of $(75.8) million, $(57.2) million, and $2.6 million, respectively. Parent Holdings' effective tax rates were (15)%, (47)%, and 8%, in 1996, 1995 and 1994, respectively. Parent Holdings' federal statutory tax rate was 35% in each of 1996, 1995, and 1994. The difference between the effective and statutory rates was primarily the result of offsetting certain deductions and losses with the receipt of non-taxable FSLIC/RF assistance payments and, in 1996 and 1995, the recognition of a deferred tax benefit totalling $125 million and $69 million, respectively. The non-taxable portions of the FSLIC/RF assistance payments decreased to $1 million in 1996 from $5 million in 1995.

     At December 31, 1996, if Parent Holdings had filed a consolidated tax return on behalf of itself and its subsidiaries for each year since the formation of First Nationwide, it would have had approximately $2.1 billion of regular net operating losses and approximately $800 million of AMT net operating losses, both of which Parent Holdings would have been entitled to utilize. A portion of such losses, to the extent not previously used to offset income, would expire in the year 2004 and thereafter and would fully expire in 2010. Under applicable tax law, only 90% of a corporation's alternative minimum taxable income may be offset by carryovers from other years. Thus, 10% of the alternative minimum taxable income earned by Parent Holdings in the current period will be subject to federal income tax at an effective rate of 20%. For the year ended December 31, 1996, Parent Holdings incurred a federal income tax benefit of $114 million which included the recognition of a $125 million deferred tax benefit in the second quarter. Under the Tax Sharing Agreement, FN Holdings has eliminated a significant portion of the amounts that it otherwise would be required to pay to Mafco Holdings in respect of federal income tax. Likewise, it is not expected that the Company will record significant amounts of federal income tax expense as a member of the Mafco Group. Payments made by FN Holdings under the Tax Sharing Agreement with the Mafco Group during the years ended December 31, 1996 and 1995 totalled $14.1 million and $3.1 million, respectively. Such payments may increase significantly at the time that the net operating losses described above are either used in full to offset income or expire. During 1998 or 1999, the Company anticipates that the AMT net operating losses will be fully utilized and the Company will begin providing federal income tax expense at a rate of 20%. Prior to the Company utilizing all of its AMT net operating losses, it will provide federal income tax expense at a 2% rate because 90% of AMT net operating losses are available to offset AMT income.

TAX EFFECTS OF DIVIDEND PAYMENTS BY THE BANK

     Dividend distributions made to FN Holdings, as the sole owner of the Bank's common stock, and to holders of the Bank Preferred Stock, in each case in excess of the Bank's accumulated earnings and profits, as well as any distributions in dissolution or in redemption or liquidation of stock, may cause the Bank to recognize a portion of its tax bad debt reserves as income, and accordingly, could cause the Bank to make payments to FN Holdings under the Tax Sharing Agreement. As a result, FN Holdings may be required to make payments to Mafco Holdings under the Tax Sharing Agreement if FN Holdings has insufficient expenses and losses to offset such income. The Bank does not expect to generate substantial amounts of federal taxable income (after taking into account its net operating loss carryovers) from any recapture of its bad debt reserve. Accordingly, the recapture of its bad debt reserve as a result of distributions to stockholders, or of the redemption of stock, would not be expected to have a material adverse effect on the Bank.

PROVISION FOR LOAN LOSSES

     The adequacy of the allowance for loan losses is periodically evaluated by management in order to maintain the allowance at a level that is sufficient to absorb expected loan losses. The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The Company established provisions for loan losses of $40 million, $37 million and $6 million for the years ended December 31, 1996, 1995 and 1994, respectively. The allowance for loan losses is increased by provisions for loan losses and decreased by charge-offs (net of recoveries). See "--General--Accounting Changes." The increase in the provision for losses in 1996 over 1995 is due to the increased loan production activity (primarily single-family residential) and loans acquired through acquisitions in 1996 compared to 1995.

     A significant portion of the Company's loans is secured by real estate located within markets where real estate prices continue to be weak. Accordingly, the ultimate collectibility of those loans is susceptible to changes in the economic conditions in such regions. Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, potential adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current prospective economic conditions.

     Although management believes that its present allowance for loan losses is adequate, it will continue to review its loan portfolio to determine the extent to which any changes in economic conditions or loss experience may require further provisions in the future.

ASSET AND LIABILITY MANAGEMENT

     Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, consisting principally of deposits, securities sold under agreements to repurchase and FHLB advances, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets. A key element of banking is the monitoring and management of liquidity risk and interest rate risk. The process of planning and controlling asset and liability mixes, volumes and maturities to influence the net interest spread is referred to as asset and liability management. The objective of the Company's asset and liability management is to maximize the net interest yield within the constraints imposed by prudent lending and investing practices, liquidity needs and capital planning.

     Parent Holdings, through the Bank actively pursues investment and funding strategies to minimize the sensitivity of its earnings to interest rate fluctuations. The Bank measures the interest rate sensitivity of the balance sheet through gap and duration analysis, as well as net interest income and market value simulation, and, after taking into consideration both the variability of rates and the maturities of various instruments, evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-earning assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, the Bank has continued its emphasis on the origination of ARM products for its portfolio. Where possible, the Bank seeks to originate real estate loans that reprice frequently and that on the whole adjust in accordance with the repricing of its liabilities. During the year ended December 31, 1996, most of the fixed and variable rate real estate loans originated were sold in the secondary market to provide funds for the acquisition and divestiture activity occurring during the period. At December 31, 1996, approximately 88.5% of the Company's real estate loan portfolio consisted of ARMs.

     ARMs have from time to time been offered with low initial interest rates as marketing inducements. In addition, most ARMs are also subject to periodic interest rate adjustment caps or floors. In a period of rising interest rates, ARMs could reach a periodic adjustment cap while still at a rate significantly below their contractual margin over existing market rates. Since repricing liabilities are typically not subject to such interest rate adjustment constraints, the Company's net interest margin would most likely be negatively impacted in this situation. Certain ARMs now offered by the Bank have a fixed monthly payment for a given period, with any changes as a result of market interest rates reflected in the unpaid principal balance through negative amortization. From the lender's perspective, these loans respond most quickly to rate changes because interest accruals immediately reflect the loans as though they were fully indexed. In general, the closer the interest rate on a portfolio of ARMs is to the ultimate contractual margin over market rates, the more sensitive the portfolio yield is to changes in market interest rates.

     As a result of the FN Acquisition, First Nationwide acquired the rights and assumed the obligations of Old FNB under certain interest rate swap agreements. Under the terms of these agreements, the Bank pays the variable rate based on LIBOR and receives fixed rates. During 1996 and 1995, First Nationwide's net interest margin increased by $.6 million and decreased by $12.9 million, respectively, as a result of these interest rate swap agreements, largely due to the amortization of the premium assigned to these agreements in the FN Acquisition.

     One of the most important sources of a financial institution's net income is net interest income which is the difference between the combined yield earned on interest-earning assets and the combined rate paid on interest-bearing liabilities. Net interest income is also dependent on the relative balances of interest-earning assets and interest-bearing liabilities.

     A traditional measure of interest-rate risk within the savings industry is the interest rate sensitivity gap, which is the sum of all interest-earning assets minus the sum of all interest-bearing liabilities to be repriced within the same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities, while the opposite results in a negative gap. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, and a positive gap would tend to result in an increase in net interest income, while the opposite would tend to occur in a period of falling rates.

     The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities), and the impact of interest rate swap agreements as of December 31, 1996. Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations such as caps on the amount that interest rates and payments on its loans may adjust and, accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. Parent Holdings' estimated interest rate sensitivity gap at December 31, 1996 is as follows:

                                                                         Maturity/Rate Sensitivity
                                                     ------------------------------------------------------------
                                                            Within        1-5     Over 5    Noninterest
                                                            1 Year       Years     Years      Bearing     Total
                                                            ------       -----     -----      -------     -----
                                                                        (dollars in millions)
INTEREST-EARNING ASSETS:
Securities held to maturity, interest-bearing
     deposits in other banks and short-term
     investment securities (1) (2)                        $    139     $   --     $   --     $   --   $    139
Securities available for sale (3)                              542         --         --         --        542
Mortgage-backed securities available for sale (3)            1,599         --         --         --      1,599
Mortgage-backed securities held to maturity (1) (4)          1,611          2          3         --      1,616
Loans held for sale, net (3)(6)                                816         --         --         --        816
Loans receivable, net (1)(5)                                 9,203        735        373         --     10,311
Investment in FHLB                                             221         --         --         --        221
                                                          --------    -------   --------    --------   -------
         Total interest-earning assets                      14,131        737        376         --     15,244

Noninterest-earning assets                                      --         --         --      1,343      1,343
                                                          --------    -------   --------    -------    -------
                                                           $14,131       $737       $376     $1,343    $16,587
                                                           =======       ====       ====     ======    =======

INTEREST-BEARING LIABILITIES:
Deposits (7)                                              $  7,348    $ 1,150     $    4    $    --   $  8,502
Securities sold under agreements to repurchase (1)           1,529         54         --         --      1,583
FHLB advances (1)                                            2,950      1,472          7         --      4,429
Other borrowings (1)                                            29        203        704         --        936
                                                         ---------   --------       ----    -------   --------
         Total interest-bearing liabilities                 11,856      2,879        715         --     15,450

Noninterest-bearing liabilities                                 --         --         --        352        352
Minority interest                                               --         --         --        613        613
Stockholder's equity                                            --         --         --        172        172
                                                           -------     ------       ----     ------    -------
                                                           $11,856     $2,879       $715     $1,137    $16,587
                                                           =======     ======       ====     ======    =======

Gap before interest rate swap agreements                    $2,275     $(2,142)     $(339)              $  (206)
Interest rate swap agreements                                 (400)        400         --                   --
                                                            -------    -------     -------              ------
Gap adjusted for interest rate swap
         agreements                                         $1,875     $(1,742)     $(339)               $ (206)
                                                            ======     =======      =====                ======

Cumulative gap                                              $1,875       $133       $(206)               $ (206)
                                                            ======       ====       =====                ======

Gap as a percentage of total assets                           11.3%     (10.5)%     (2.04)%               (1.24)%
                                                              ====      =====        ====                  ====

Cumulative gap as a percentage of total
     assets                                                   11.3%       .8%       (1.24)%               (1.24)%
                                                              ====       ===         ====                  ====

------------------

(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and projected repayments and (c) prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of December 31, 1996. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from prepayment estimates.
(2) Consists of $21 million of interest-bearing deposits in other banks, $114 million of short-term investment securities and $4 million of securities held to maturity.
(3) As loans held, securities available and mortgage-backed securities available for sale may be sold within one year, they are considered to be maturing within one year.
(4)  Excludes underlying loans on nonaccrual status of $6 million.
(5) Excludes allowance for loan losses of $247 million and nonaccrual loans of $157 million.
(6)  Excludes nonaccrual loans of $9 million.
(7) Fixed rate deposits and deposits with a fixed pricing interval are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

     At December 31, 1996, interest-bearing liabilities of Parent Holdings exceeded interest-earning assets by approximately $206 million.

     The maturity/rate sensitivity analysis is a static view of the balance sheet with assets and liabilities grouped into certain defined time periods, and thus only partially depicts the dynamics of the Company's sensitivity to interest rate changes. Being at a point in time, this analysis may not fully describe the complexity of relationships between product features and pricing, market rates and future management of the balance sheet mix. The Company utilizes computer modeling, under various interest rate scenarios, to provide a dynamic view of the effects of the changes in rates, spreads, and yield curve shifts on net interest income.

     The Company's risk management policies are established by the Asset/Liability Management Committee ("ALCO") of the Bank. ALCO meets monthly to formulate the Bank's investment and risk management strategies. The basic responsibilities of ALCO include management of net interest income and market value of portfolio equity to measure the stability of earnings, management of liquidity to provide adequate funding, and the establishment of asset product priorities by formulating performance evaluation criteria, risk evaluation techniques and a system to standardize the analysis and reporting of originations, competitive trends, profitability and risk. On a quarterly basis, the Board of Directors of the Bank is apprised of ALCO strategies adopted and their impact on operations. At least annually, the Board of Directors of the Bank reviews the Bank's interest rate risk management policy statements.

     On November 15, 1995, the FASB issued the Special Report. On December 29, 1995, Parent Holdings reclassified substantially all of its securities and mortgage-backed securities from held to maturity to available for sale. The impact on the gap schedule of reclassifying securities from the held-to-maturity portfolio to the available-for-sale portfolio was to shorten the maturity and interest rate sensitivity of such assets. See "--General--Accounting Changes."

LIQUIDITY

     The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. government and other specified securities to deposits and borrowings due within one year. The OTS has currently established a minimum liquidity requirement of 5.00%. First Nationwide's liquidity ratio was 5.32% and 5.46% at December 31, 1996 and 1995, respectively.

     Parent Holdings' funds are obtained from the repayment and maturities of loans and mortgage-backed securities, customer and Brokered Deposits, loan sales, securities sold under agreements to repurchase, FHLB advances and other secured borrowings.

     A major source of the Bank's funding is expected to be its retail deposit branch network, which management believes will be sufficient to meet its long-term liquidity needs. The ability of the Bank to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Bank also obtains funds from the repayment and maturities of loans and mortgage-backed securities, while additional funds can be obtained from a variety of sources including customer and Brokered Deposits, loan sales, securities sold under agreements to repurchase, FHLB advances, and other secured and unsecured borrowings. It is anticipated that FHLB advances and securities sold under agreements to repurchase will be secondary sources of funding, and management expects there to be adequate collateral for such funding requirements.

     The Company's primary uses of funds are the origination or purchase of loans, the funding of maturing certificates of deposit and demand deposit withdrawals, and the repayment of borrowings. First Nationwide's certificates of deposit scheduled to mature during the twelve months ending December 31, 1997 aggregate $4.4 billion. The Bank may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at December 31, 1996, First Nationwide had FHLB advances and other borrowings aggregating $4.3 billion maturing within twelve months. The Bank may elect to pay off such debt or to replace borrowings with additional FHLB advances or other borrowings at prevailing rates.

     During 1994, First Nationwide issued 3,007,300 shares of the Preferred Stock. Cash dividends on the Preferred Stock are noncumulative and are payable at an annual rate of 11-1/2% if, when, and as declared by the Board of Directors of the Bank. The payment of dividends by the Bank is subject to certain federal laws applicable to savings associations. Preferred Stock dividends totalling $34.6 million were declared and paid during 1996.

     During 1995, the FSLIC/RF purchased substantially all of the remaining Covered Assets at the fair market value of such assets in the FDIC Purchase. Any losses sustained by First Nationwide from this directed purchase were reimbursed under the Capital Loss Coverage provision of the Assistance Agreement. See "Business--Parent Holdings--Other Activities--The Assistance Agreement." Proceeds from this transaction were reinvested in the normal course of business. As a result of the FDIC Purchase, First Nationwide's reliance on dispositions of Covered Assets as a source of funds has been eliminated.

     In the FN Acquisition, First Nationwide assumed $92.1 million of Old FNB's Subordinated Debentures which have an annual interest rate of 10% and an annual interest cost of $9.2 million. In the SFFed Acquisition, First Nationwide assumed $50 million of the SFFed Notes which have an annual interest rate of 11.20%. On September 12, 1996, First Nationwide repurchased $44 million aggregate principal amount of the SFFed Notes at a price of approximately 116.45% of the principal amount, plus the accrued interest thereon. The $6.0 million of SFFed Notes that remain outstanding have an annual interest cost of $0.7 million.

     On September 19, 1996, FN Holdings issued $150 million of FN Holdings Preferred Stock which has an annual dividend cost of approximately $15 million, not including dividends paid in kind.

     In the Cal Fed Acquisition, the Bank assumed notes and Cal Fed Preferred Stock which have an annual interest/dividend cost of $5.9 million and $18.3 million, respectively.

     The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements in the foreseeable future. In addition to cash and cash equivalents of $157.4 million at December 31, 1996, First Nationwide has substantial additional secured borrowing capacity with the FHLB and other sources. During 1996, the Company used existing cash and the proceeds from securities sold under agreements to repurchase and advances from the FHLB to finance the Branch Sales and the 1996 Acquisitions.

     Net cash provided by operating activities for the year ended December 31, 1996 totalled $495.1 million, an increase of $886.3 million from the year ended December 31, 1995. The increase is principally due to the increase in proceeds from the sale of loans held for sale. Substantially all loan production in 1996 was sold in the secondary market, whereas variable rate loans originated during the first nine months of 1995 were retained by First Nationwide.

     Net cash used in operating activities for the year ended December 31, 1995 totalled $392 million, an increase of $351.5 million from the year ended December 31, 1994. The increase is principally due to the increase in loans held for sale due to the additional production capacity from the Maryland Acquisition and the LMUSA 1995 Purchase.

     Net cash provided by investing activities for the year ended December 31, 1996 totalled $2.1 billion, an increase of $0.4 billion from the year ended December 31, 1995. Cash flows provided by investing activities included a net decrease in loans receivable of $1.5 billion, $39.3 million from the termination of the Assistance Agreement, principal payments on mortgage-backed securities totalling $863.1 million and proceeds from maturities of securities of $252.1 million. Proceeds from sales of loans receivable, including loans sold to Granite pursuant to the Put Agreement of $112.4 million, totalled $123.0 million. Proceeds from sales of foreclosed real estate provided $156.9 million. Proceeds from the Home Federal Acquisition provided $79.0 million. Cash flows used in investing activities included $131.5 million for the SFFed Acquisition and mortgage loan servicing operations, purchases of securities of $507.3 million, purchases of $149.7 million in mortgage-backed securities, purchases of office premises and equipment of $42.4 million and purchases of mortgage servicing rights of $66 million.

     Net cash provided by investing activities for the year ended December 31, 1995 totalled $1.7 billion, an increase of $1.7 billion from the year ended December 31, 1994. Cash flows provided by investing activities included $272.3 million from the FDIC Purchase and other dispositions of the Covered Assets, principal payments on mortgage-backed securities totalling $570.9 million and proceeds from maturities of securities of $344.5 million. Proceeds from sales of loans receivable, including loans sold to Granite pursuant to the Put Agreement of $199.5 million, totalled $431.2 million. Redemptions of FHLB stock provided $25.6 million, and proceeds from sales of foreclosed real estate provided $71.5 million. Proceeds from the Branch Purchases provided $501.4 million. Cash flows used in investing activities included $214.7 million for the Maryland Acquisition and LMUSA 1995 Purchase, purchases of securities of $162.8 million, purchases of $19.8 million in mortgage-backed securities, a net increase in loans receivable of $86.2 million, and purchases of office premises and equipment of $15.3 million.

     Net cash used in financing activities for the year ended December 31, 1996 totalled $2.7 billion. Principal payments on borrowings totalled $8.5 billion, funding of the Branch Sales totalled $4.6 billion, the net decrease in securities sold under agreements to repurchase totalled $202.2 million and the decrease in deposits totalled $56.7 million. Additionally, cash used in financing activities included a capital distribution to parent of $267.1 million and dividends of $374.4 million. Cash flows provided by financing activities included additional borrowings of $11.1 billion (including $455 million from the issuance of the Parent Senior Notes) and proceeds from the issuance of the FN Holdings Preferred Stock of $145.4 million.

     Net cash used in financing activities for the year ended December 31, 1995 totalled $1.2 billion. Principal payments on borrowings totalled $6.9 billion and the net decrease in securities sold under agreements to repurchase totalled $913.1 million. Cash flows provided by financing activities included increases in deposits (other than the Branch Purchases) of $542.6 million and additional borrowings of $6.2 billion. Additionally, dividends on the Company's common stock totalled $90 million and dividends on First Nationwide's Preferred Stock totalled $34.6 million.

     Parent Holdings' primary source of cash to pay the interest on and principal of the Parent Senior Notes and the FN Holdings Notes is expected to be distributions from the Bank. The annual interest on the Parent Senior Notes is $56.9 million, the annual interest on the FN Holdings Senior Notes is $24.5 million, the annual interest on the FN Holdings Senior Sub Notes is $12.8 million, and the annual interest on the FN Holdings 10-5/8% Notes is $61.1 million.

     The terms of the Preferred Stock and the Cal Fed Preferred Stock provide that the Bank may not declare or pay any full dividends with respect to any parity stock, unless and until the Bank has paid full dividends on the Preferred Stock or the Cal Fed Preferred Stock, as the case may be, for the most recent dividend period. The Bank is currently in compliance with such requirement.

     The terms of the Preferred Stock provide that the Bank may not declare or pay any dividends or other distributions (other than in shares of common stock of the Bank or other Bank Junior Stock), with respect to any Bank Junior Stock or repurchase, redeem or otherwise acquire, or set apart funds for the repurchase, redemption or other acquisition of any Bank Junior Stock (including the common stock held by FN Holdings) through a sinking fund or otherwise, unless and until: (i) the Bank has paid full dividends on the Preferred Stock for the four most recent dividend periods or funds have been paid over to the dividend disbursing agent of the Bank for payment of such dividends, and (ii) the Bank has declared a cash dividend on the Preferred Stock at the annual dividend rate for the current dividend period, and sufficient funds have been paid over to the dividend disbursing agent of the Bank for the payment of a cash dividend for such current dividend period.

     Similarly, the terms of the REIT Preferred Stock provide that Preferred Capital Corp. may not declare or pay any dividends or other distributions (other than in shares of common stock of Preferred Capital Corp. or other Preferred Capital Corp. Junior Stock), with respect to any Preferred Capital Corp. Junior Stock or repurchase, redeem or otherwise acquire, or set apart funds for the repurchase, redemption or other acquisition of any Preferred Capital Corp. Junior Stock (including the common stock held by the Bank) through a sinking fund or otherwise, unless and until: (i) Preferred Capital Corp. has paid full dividends on the REIT Preferred Stock for the four most recent dividend periods or funds have been paid over to the dividend disbursing agent of Preferred Capital Corp. for payment of such dividends, and
(ii) Preferred Capital Corp. has declared a cash dividend on the REIT Preferred Stock at the annual dividend rate for the current dividend period, and sufficient funds have been paid over to the dividend disbursing agent of Preferred Capital Corp. for the payment of a cash dividend for such current dividend period.

     Parent Holdings currently anticipates that, in order to pay the principal amount of the Parent Senior Notes upon the occurrence of an Event of Default (as defined in the Parent Senior Notes Indenture) or to redeem or repurchase the Parent Senior Notes upon a Change of Control Put Event (as defined in the Parent Senior Notes Indenture) or, in the event that earnings from FN Holdings are not sufficient to make distributions to Parent Holdings to enable it to pay the principal amount of the Parent Senior Notes at maturity, Parent Holdings may be required to adopt one or more alternatives, such as borrowing funds, selling its equity securities or equity securities or assets of the Bank, or seeking capital contributions or loans from its affiliates. None of the affiliates of Parent Holdings are required to make any capital contributions or other payments to Parent Holdings with respect to the Company's obligations on the Parent Senior Notes. FN Holdings may be required to adopt similar alternatives in order to pay the principal amount of the FN Holdings Notes. There can be no assurance that any of the foregoing actions could be affected on satisfactory terms, that any of the foregoing actions would enable Parent Holdings to pay the principal amount of the Parent Senior Notes, or would enable FN Holdings to pay the principal amount of the FN Holdings Notes, or that any of such actions would be permitted by the terms of the Parent Senior Notes Indenture, the FN Holdings Notes Indentures or any other debt instruments of Parent Holdings or its subsidiaries then in effect, by the terms of the Preferred Stock, the Cal Fed Preferred Stock and the REIT Preferred Stock or under applicable federal thrift laws or regulations. The events that constitute a Change of Control Put Event under the Parent Senior Notes Indenture will, with few exceptions, also permit the holders of FN Holdings Notes to require FN Holdings to repurchase such indebtedness.

     The terms of the FN Holdings Notes Indentures generally limit distributions (and other Restricted Payments (as defined therein)) to 75% of the consolidated net income of FN Holdings and require, among other things, that, in order for FN Holdings to distribute any cash or otherwise make any Restricted Payment, after giving effect to such distribution or payment the Bank must be "well capitalized" under applicable OTS regulations and the Consolidated Common

Shareholders' Equity (as defined therein) of the Bank must be at least equal to the Minimum Common Equity Amount (as defined therein). The FN Holdings Indentures and the Parent Senior Notes Indenture permit FN Holdings to loan funds to any affiliate, including Parent Holdings, provided that the Consolidated Common Shareholders' Equity of the Bank must be at least equal to the Minimum Common Equity Amount and that the terms of any such loan must be on terms that would be obtainable in arm's length dealings. Subject to such restrictions, such loans may consist of any and all funds available to FN Holdings, whether or not such funds may be distributed (or otherwise paid as a Restricted Payment) pursuant to the terms of the FN Holdings Indentures.

     The terms of the Parent Senior Notes Indenture generally permit the Company to make distributions (and other Restricted Payments) of up to 65% of the consolidated net income of the Company if, after giving effect to such distribution or payment, (i) the Bank is "well capitalized" under applicable OTS regulations and (ii) the Consolidated Common Shareholders' Equity of the Bank is at least equal to the Minimum Common Equity Amount. Parent Holdings is able to loan funds to its affiliates pursuant to the Parent Senior Notes Indenture provided that the Consolidated Common Shareholders' Equity of the Bank is at least equal to the Minimum Common Equity Amount and the terms of any such loan are on terms that would be obtainable in arm's length dealings. Subject to such restrictions, such loans may consist of any and all funds available to the Company, whether or not such funds may be distributed (or otherwise paid as a Restricted Payment) pursuant to the terms of the Parent Senior Notes Indenture. Accordingly, there can be no assurance that, notwithstanding the receipt by Parent Holdings of sufficient funds to enable it to pay the principal amount of the Parent Senior Notes at maturity, Parent Holdings will have funds available to pay the principal amount of the Parent Senior Notes at maturity or prior to maturity upon the occurrence of an Event of Default or to redeem or repurchase the Parent Senior Notes upon a Change of Control Put Event.

     FN Holdings is a holding company with no business operations of its own. If indebtedness of FN Holdings or its subsidiaries were to be accelerated, there could be no assurance that the assets of FN Holdings or its subsidiaries, as the case may be, would be sufficient to repay in full borrowings under all of such debt instruments or that the Bank would be able to distribute funds to permit FN Holdings to provide sufficient funds to Parent Holdings to permit Parent Holdings to pay interest on the Parent Senior Notes. FN Holdings' only significant asset is all of the common stock of the Bank.

     The terms and conditions of the Parent Senior Notes Indenture and the FN Holdings Notes Indentures impose restrictions that affect, among other things, the ability of Parent Holdings or FN Holdings, as the case may be, to incur debt, pay dividends or make distributions, engage in a business other than holding the common stock of FN Holdings, in the case of Parent Holdings, make acquisitions, create liens, sell assets and make certain investments. The ability of Parent Holdings and its subsidiaries to comply with the foregoing provisions can be affected by events beyond their control. The breach of any of these covenants could result in a default under one or more of the debt instruments of Parent Holdings or its subsidiaries. In the event of a default under any indebtedness of Parent Holdings or its subsidiaries, the holders of such indebtedness could elect to declare all amounts outstanding under their respective debt instruments to be due and payable. Any such declaration under a debt instrument of Parent Holdings or its subsidiaries is likely to result in an event of default under one or more of the other debt instruments of Parent Holdings or its subsidiaries. If indebtedness of Parent Holdings or its subsidiaries were to be accelerated, there could be no assurance that the assets of Parent Holdings or its subsidiaries, as the case may be, would be sufficient to repay in full borrowings under all of such debt instruments, including the Parent Senior Notes.

IMPACT OF INFLATION AND CHANGING PRICES

     Prevailing interest rates have a more significant impact on the Company's performance than does the general level of inflation. While interest rates may bear some relationship to the general level of inflation (particularly in the long run), over short periods of time interest rates may not necessarily move in the same direction or change in the same magnitude as the general level of inflation. As a result, the business of the Company is generally not affected by inflation in the short run, but may be affected by inflation in the long run.

PROBLEM AND POTENTIAL PROBLEM ASSETS

     Pursuant to SFAS No. 114, as amended by SFAS No. 118, effective January 1, 1995, loans collectively reviewed for impairment by the Company include all single-family loans, and performing multi-family and commercial real estate loans under $500,000, excluding loans which have entered the workout process. The adoption of SFAS No. 114, as amended by SFAS No. 118, had no material impact on the Company's consolidated financial statements as the Company's existing policy of measuring loan impairment was consistent with methods prescribed in these standards.
See "--General--Accounting Changes."

     The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Any insignificant delay (i.e., 60 days or less) or insignificant shortfall in amount of payments will not cause a loan to be considered impaired. In determining impairment, the Company considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings, and performing loans which exhibit, among other characteristics, high LTV ratios, low debt-coverage ratios or other indications that the borrowers are experiencing increased levels of financial difficulty. The Company bases the measurement of collateral-dependent impaired loans, which represents substantially all of the Company's loan portfolio, on the fair value of the loan's collateral. The amount, if any, by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance.

     At December 31, 1996, the carrying value of loans that are considered to be impaired under SFAS No. 114 totalled $102 million (of which $22.6 million were on nonaccrual status). The average recorded investment in impaired loans during the year ended December 31, 1996 was approximately $103.7 million. For the year ended December 31, 1996, Parent Holdings recognized interest income on those impaired loans of $10.7 million, which included $0.3 million of interest income recognized using the cash basis of income recognition.

     The following table presents the amounts, net of specific allowance for losses and purchase accounting adjustments, of the Company's nonaccrual loans, foreclosed real estate, troubled debt restructurings, and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification.

                                               December 31, 1996                        December 31, 1995
                                      ----------------------------------     -------------------------------------
                                      Nonaccrual  Impaired  Restructured     Nonaccrual     Impaired    Restructured
                                      ----------  --------  ------------     ----------     --------    ------------
                                                                    (in millions)
     Real Estate:
         1-4 unit residential           $146     $   --        $    3           $136      $    --         $     8
         5+ unit residential              13         47            68             23           73             147
         Commercial and other              9         54            48              9           52              79
         Land                             --         --             6             --           --              --
         Construction                      1          1            --             --           --              --
                                     -------    -------       -------          -----      -------         -------
         Total real estate               169        102           125            168          125             234
     Non-real estate                       3         --            --              3           --              --
                                     -------    -------       -------         ------      -------         -------
         Total loans                     172       $102(b)       $125(c)         171         $125(b)         $234 (c)
                                                   ====          ====                        ====            ====
     Foreclosed real estate, net          52                                      49
                                      ------                                   -----
         Total non-performing assets    $224(a)                                 $220
                                        ====                                    ====

------------------

     (a) Includes loans securitized with recourse on nonaccrual status of $6 million.
     (b) Includes $22.6 million of loans on nonaccrual status and $18.3 million of loans classified as troubled debt restructurings.
     (c) Includes nonaccrual loans of $2.4 million and $1.2 million at December 31, 1996 and 1995, respectively. At December 31, 1996, $2.4 million of these nonaccrual, troubled debt restructurings were also considered impaired under SFAS No. 114.

     There were no accruing loans contractually past due 90 days or more at December 31, 1996 or 1995.

     The Company's non-performing assets, consisting of nonaccrual loans, net of purchase accounting adjustments, and foreclosed real estate, net, increased slightly to $224 million at December 31, 1996, compared with $220 million at December 31, 1995. Non-performing assets as a percentage of the Company's total assets decreased slightly to 1.37% at December 31, 1996, from 1.50% of total assets at December 31, 1995. The Put Agreement expired on November 30, 1996, at which date the aggregate purchase price of assets "put" to Granite equaled $500 million.

     The Company, through First Nationwide, continuously manages its credit risk by assessing the current and estimated future performance of the real estate markets in which it operates. The Bank continues to place a high degree of emphasis on the management of its asset portfolio. First Nationwide has three distinct asset management functions: performing loan asset management, problem loan asset management and credit review. These three functions are charged with the responsibility of reducing the risk profile within the residential, commercial and multi-family asset portfolios by applying asset management and risk evaluation techniques that are consistent with the Bank's portfolio management strategy and regulatory requirements. In addition to these asset management functions, the Company has a specialized credit risk management group that is charged with development of credit policies and performing credit risk analyses for all asset portfolios.

     The following table presents First Nationwide's non-performing real estate assets by geographic region of the country as of December 31, 1996:

                                                                    Total
                             Nonaccrual        Foreclosed      Non-performing
                             Real Estate      Real Estate,       Real Estate      Geographic
                           Loans, Net (2)        Net (2)           Assets        Concentration
                           -------------      ------------     --------------    --------------
                                                    (dollars in millions)
     Region:
         Northeast (1)           $35              $10             $  45               20.5%
         California              102               36               138               62.4
         Other regions            32                6                38               17.1
                               -----            -----             -----              -----
              Total             $169              $52              $221              100.0%
                                ====              ===              ====              =====

-----------------

     (1) Includes Connecticut, Massachusetts, Maine, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont.
     (2) Net of purchase accounting adjustments.

     The level of non-performing assets is directly affected by economic conditions throughout the country. The following table indicates First Nationwide's nonaccrual real estate loans, net of purchase accounting adjustments, by collateral type and state concentration as of December 31, 1996:

                           1-4 unit              5+ unit             Commercial        Total
                         Residential           Residential            and Other      Nonaccrual
                     ------------------    ------------------    ----------------    Real Estate   % of
       State         Variable     Fixed    Variable     Fixed    Variable    Fixed     Loans       Total
       -----         --------     -----    --------     -----    --------    -----     -----       -----
                                               (dollars in millions)
California                 $ 80        $ 4         $7         $1         $8        $0      $100         59.2%
New York                     21          2          0          0          0         0        23         13.6
New Jersey                    1          5          0          2          0         0         8          4.7
Hawaii                        6          1          0          0          0         0         7          4.1
Ohio                          2          2          0          2          0         0         6          3.6
Florida                       3          2          0          0          0         0         5          2.9
Illinois                      2          1          1          0          0         0         4          2.4
Connecticut                   2          0          0          0          0         0         2          1.2
Other states (1)              8          4          0          0          0         2        14          8.3
                        -------      -----        ---         --         --       ---    ------      -------
   Total                   $125        $21         $8         $5         $8        $2      $169        100.0%
                           ====        ===         ==         ==         ==        ==      ====        =====

------------------

     (1) There are 27 states, Puerto Rico and the District of Columbia, of which no one state had nonaccrual loans in excess of 1% of the total.

     At December 31, 1996, First Nationwide's largest non-performing asset was approximately $5.3 million, and it had approximately five non-performing assets over $2 million in size with balances averaging approximately $3.2 million. First Nationwide has approximately 1,793 non-performing assets below $2 million in size, including approximately 1,712 non-performing 1-4 unit residential assets.

     The following table indicates outstanding balances of troubled debt restructured loans, net of purchase accounting adjustments, by collateral type, interest rate type and state concentration as of December 31, 1996:


                          1-4 Unit            5+ Unit          Commercial          Total
                         Residential        Residential         and Other        Troubled
                     ------------------  ----------------- ----------------        Debt         % of
                     Variable     Fixed  Variable    Fixed  Variable   Fixed   Restructured     Total
                     --------     -----  -------     -----  -------    -----   ------------     -----
                                                    (dollars in millions)
     California          $1        $2       $34        $3     $29       $12         $81         64.8%
     New York            --        --         4        19      --        12          35         28.0
     Missouri            --        --        --         4      --        --           4          3.2
     Other states (1)    --        --        --         4      --         1           5          4.0
                       ----      ----      ----     -----   -----     -----     -------      -------
         Total           $1        $2       $38       $30     $29       $25        $125        100.0%
                         ==        ==       ===       ===     ===       ===        ====        =====
                      ------------------

     (1) There are 2 states of which no one state had troubled debt restructured loans in excess of 3% of the total.






     The following table indicates First Nationwide's outstanding balances of impaired loans, net of purchase accounting adjustments, by collateral type, interest rate type and state concentration as of December 31, 1996:


                                              5+ Unit          Commercial
                                            Residential         and Other
                                         -----------------  ----------------        Total       % of
                                         Variable    Fixed  Variable   Fixed     Impaired       Total
                                         --------    -----   -------   -----     --------       -----
                                                    (dollars in millions)
     California                             $34        $2     $43        $8         $87        85.5%
     New York                                 4         2       1         1           8         8.2
     New Jersey                              --         2      --        --           2         2.2
     Ohio                                     1         2      --        --           3         2.1
     Other states (1)                        --        --       1         1           2         2.0
                                          -----      ----   -----      ----      ------     -------
         Total                              $39        $8     $45       $10        $102       100.0%
                                            ===        ==     ===       ===        ====       =====

------------------

     (1) There are 2 states of which no one state had impaired loans in excess of 2% of the total.

     A summary of the activity in First Nationwide's allowance for loan losses by loan type is as follows for the years ended December 31, 1996 and 1995:

                                                              5+ Unit
                                                            Residential
                                           1-4 Unit       and Commercial      Consumer
                                          Residential       Real Estate       and Other          Total
                                          -----------       -----------       ---------          -----
                                                                 (in millions)
     Balance - December 31, 1994             $111             $ 83              $  9             $203
         Provision for loan losses             31                3                 3               37
         Charge-offs                          (27)               (1)               (5)             (33)
         Recoveries                             1               --                 2                3
                                          -------          -------             -----          -------
     Balance - December 31, 1995             $116             $ 85              $  9             $210
         Purchases, net                         6               32                 1               39
         Provision for loan losses             34                2                 4               40
         Charge-offs                          (35)              (4)               (6)             (45)
         Recoveries                             2               --                 1                3
                                          -------           ------              ----          -------
     Balance - December 31, 1996             $123             $115               $ 9             $247
                                             ====             ====               ===             ====

     Ratio of allowance for loan losses to non-performing loans:
              December 31, 1994              83.5%            188.6%            225.0%          112.2%
                                             ====             =====             =====           =====
              December 31, 1995              85.3%            265.6%            300.0%          122.8%
                                             ====             =====             =====           =====
              December 31, 1996              83.9%            503.2%            280.9%          143.2%
                                             ====             =====             =====           =====

     For additional discussion on the non-performing assets of the Company, "Business--Parent Holdings--Non- performing Assets."

MORTGAGE BANKING OPERATIONS

     The Company, through First Nationwide and FNMC, has significantly expanded and enhanced the efficiency of its mortgage banking operations. With the consummation of the LMUSA 1996 Purchase on January 31, 1996 and the acquisition of the single-family loan servicing portfolio in the SFFed and Home Federal Acquisitions, other acquisitions and the originated servicing, the single-family residential loans serviced for others totalled $43.1 billion at December 31, 1996, an increase of $16.1 billion from December 31, 1995. During 1996, First Nationwide, through FNMC, originated and sold (generally with servicing retained) single-family residential loans totalling approximately $4.8 billion and $5.2 billion, respectively. Gross revenues from mortgage loan servicing activities for 1996 totalled $155.4 million, an increase of $61.6 million from the year ended December 31, 1995.

     In accounting for its mortgage loan sales prior to April, 1995, a gain or loss was recognized based on the sum of three components: (i) the difference between the cash proceeds of the loan sales and the carrying value of the loans; (ii) the "excess servicing," if any; less (iii) provisions for estimated losses to be incurred from limited recourse obligations, if any. Excess servicing results in a capitalized asset that is amortized as an offset to servicing fee income using the interest method over the estimated remaining lives of the loans sold.

     Effective April 1, 1995, the Company adopted SFAS No. 122, which requires that, when a mortgage loan is sold and servicing rights are retained, a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing rights based on its fair market value. This cost of originating the loan is capitalized and amortized over the period of estimated future net servicing income. The net gains on sales of single-family mortgage loans during the year ended December 31, 1996 totalled $10.3 million and included amounts related to the capitalization of originated and excess mortgage servicing rights of $81.0 million.

     The following is a summary of activity in mortgage servicing rights purchased ("Purchased"), originated ("Originated") and excess servicing fees receivable ("Excess") for the year ended December 31, 1996 (in thousands):


                                                                                          MSR
                                       Purchased       Originated        Excess          Hedge             Total
                                       ---------       ----------        ------          -----             -----

Balance at December 31, 1995                $223,749         $16,370        $  1,236    $       --        $241,355
  Additions                                  188,510          70,622          10,406         3,780         273,318
  Amortization                               (84,499)         (4,944)         (1,263)         (275)        (90,981)
  Impairment                                      --              --              --            --              --
                                            --------         -------         -------        ------        --------
Balance at December 31, 1996                $327,760         $82,048         $10,379        $3,505        $423,692
                                            ========         =======         =======        ======        ========

     No allowance for loss due to impairment of mortgage servicing rights was necessary at December 31, 1996.

CAPITAL RESOURCES

     OTS capital regulations require savings banks to satisfy three minimum capital requirements: tangible capital, core (leverage) capital and risk-based capital. In general, an institution's tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interest in equity accounts of fully consolidated subsidiaries, less disallowed intangibles. An institution's ratio of core capital to adjusted total assets (the "core capital ratio") must be at least 3%. Core capital generally is the sum of tangible capital plus certain qualifying intangibles. Under the risk-based capital requirement, a savings bank must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets (which equals assets plus the credit risk equivalent of certain off-balance sheet items, each multiplied by the appropriate risk weight). Supplementary capital, which may not exceed 100% of core capital for purposes of the risk- based requirements, includes, among other things, certain permanent capital instruments such as qualifying cumulative perpetual preferred stock, as well as some forms of term capital instruments, such as qualifying subordinated debt. The capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, depending upon their particular circumstances. The Bank is not subject to any such individual minimum regulatory capital requirement. These capital requirements are applicable to the Bank but not to Parent Holdings. See "Regulation--Regulation of the Bank--Regulatory Capital Requirements."

     At December 31, 1996, First Nationwide's total regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 7.17%, 7.17% and 13.62%, respectively. The following is a reconciliation of First Nationwide's stockholders' equity to regulatory capital as of December 31, 1996:

                                                        Tangible           Core             Risk-based
                                                         Capital          Capital             Capital
                                                        --------          --------            --------
                                                                   (dollars in thousands)
     Stockholders' equity of First Nationwide         $1,463,862          $1,463,862        $1,463,862
     Unrealized holding gain on securities
         available for sale, net                         (46,219)            (46,219)          (46,219)
     Non-qualifying loan-servicing rights                (42,369)            (42,369)          (42,369)
     Non-allowable capital:
         Intangible assets                              (140,564)           (140,564)         (140,564)
         Investment in subsidiaries                       (6,001)             (6,001)           (6,001)
         Excess deferred tax asset                       (68,000)            (68,000)          (68,000)
     Supplemental capital:
         Qualifying subordinated debt debentures              --                  --            89,907
         General loan loss reserves                           --                  --           127,708
     Assets required to be deducted:
         Land loans with more than
              80% LTV ratio                                   --                  --            (2,882)
                                                      ----------          ----------         ---------
     Regulatory capital of First Nationwide            1,160,709           1,160,709         1,375,442
     Minimum regulatory capital requirement              242,828             485,655             807,791
                                                      ----------          ----------         -----------
     Excess above minimum capital requirement         $  917,881          $  675,054          $  567,651
                                                      ==========           ==========         ==========

                                                       Tangible           Leverage          Risk-based
                                                        Capital            Capital            Capital
                                                         Ratio              Ratio              Ratio
                                                         -----              -----              -----

     Regulatory capital of First Nationwide              7.17%              7.17%              13.62%
     Minimum regulatory capital requirement              1.50%              3.00%               8.00%
                                                         ----               ----              ------
     Excess above minimum capital requirement            5.67%              4.17%               5.62%
                                                         ====               ====              ======

     The amount of adjusted total assets used for the tangible and core capital ratios is $16.2 billion. Risk-weighted assets used for the risk-based capital ratios amounted to $10.1 billion.

     The Bank is also subject to the provisions of the FDICIA, which, among other things, define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with the OTS, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by the OTS or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically undercapitalized" it is generally placed in receivership or conservatorship within 90 days.

     To be considered "well capitalized," a savings institution must generally have a core capital ratio of at least 5%, a Tier 1 (core capital) risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. At December 31, 1996, First Nationwide's core capital, Tier 1 (core capital) risk-based and total risk-based capital ratios were sufficient for it to be considered "well capitalized":

                                                                                    Risk-based
                                                             Core Capital    Tier 1     Total Capital
                                                             ------------    ------     -------------
     Regulatory capital of First Nationwide                      7.17%        11.50%       13.62%
     "Well capitalized" ratio                                    5.00          6.00        10.00
                                                                 ----        ------        -----
     Excess above "well capitalized" ratio                       2.17%         5.50%        3.62%
                                                                 ====          ====         ====

         First Nationwide remained a "well capitalized" institution after consummation of the Branch Sales, the SFFed Acquisition, the LMUSA 1996 Purchase and the Home Federal Acquisition. On February 1, 1996, FN Holdings contributed the net proceeds from the issuance of additional subordinated notes totalling approximately $133 million as additional paid in capital of First Nationwide, further strengthening First Nationwide's regulatory capital ratios.

         OTS capital regulations allow a savings bank to include a net deferred tax asset under SFAS No. 109 in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings bank's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. As of December 31, 1994, First Nationwide recorded a valuation adjustment for 100% of First Nationwide's net deferred tax asset because at that time, it was not more likely than not that such deferred tax asset would be realized.

         Based on a favorable earnings trend since the consummation of the FN Acquisition and future earnings expectations, management changed its judgment about the realizability of First Nationwide's net deferred tax assets and recognized a deferred tax benefit of $69 million in the fourth quarter of 1995 and an additional $125 million in the second quarter of 1996. At December 31, 1996, $68 million of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, such amount has been excluded from regulatory capital at December 31, 1996.

CAL FED AND CALIFORNIA FEDERAL

OVERVIEW

    California Federal maintained 119 full service branches in California and Nevada and was one of the largest savings associations in the United States with assets of $14.1 billion at December 31, 1996. California Federal offered a broad range of consumer financial services including demand and term deposits, mortgage, consumer and small business loans, and insurance and investment products.

    During 1996, California Federal was a wholly-owned subsidiary of Cal Fed, a unitary savings and loan holding company whose only significant asset was all of the common stock of the common stock of California Federal. On July 29, 1996, Cal Fed announced that it had entered into a definitive merger agreement with FN Holdings. During the fourth quarter of 1996, the Merger Agreement was approved by Cal Fed's stockholders and by regulatory authorities. The merger closed on January 3, 1997, at which time Cal Fed was liquidated. As such, the following discussion relates to California Federal.

    During the third quarter of 1996, federal legislation was enacted, which, among other things, was designed to fund the Savings Association Insurance Fund through the Special SAIF Assessment for SAIF members, such as California Federal. The one-time special assessment was based on California Federal's deposits as of March 31, 1995 at an assessment rate of 65.7 basis points. During the third quarter of 1996, California Federal accrued $58.1 million for the one-time special assessment, which was paid during the fourth quarter of 1996.

    The following is a summary of California Federal's financial highlights for the periods indicated:


                                                          For the Year Ended December 31,
                                                 -------------------------------------------------
                                                      1996              1995             1994
                                                      ----              ----             ----
                                                   (dollars in millions, except per share data)
Net interest income before provision for loan losses    $   347.5         $   311.9       $   341.6
Provisions for losses on loans and operations of
  real estate held for sale                                  49.8              39.8           120.8
General and administrative expenses                         257.7             241.9           290.3
Net earnings (loss)                                         116.4              93.6          (423.1)
Earnings (loss) available for common shareholder             93.0              68.0          (440.0)
Loan originations                                         1,922.0           1,768.4         2,545.3
Loan purchases                                              805.9             578.2           229.2
Interest rate spread                                         2.21%             2.00%           2.23%
Net interest rate margin                                     2.48%             2.23%           2.34%
General and administrative expenses as a percentage
  of average assets (a)                                      1.81%             1.70%           1.97%
Operating efficiency ratio                                  55.56%            64.87%          71.20%
Return on average assets                                     0.82%             0.66%         (2.87)%
Return on average equity                                    13.29%            11.10%        (50.10)%

-------------
(a)  The computation excludes the $58.1 million Special SAIF Assessment for
     1996.

    California Federal's earnings available to common shareholder totaled $93.0 million for the year ended December 31, 1996 compared to earnings available to common shareholder of $68.0 million for the year ended December 31, 1995. Excluding the effect of the Special SAIF Assessment, California Federal's earnings available to common shareholder for the year ended December 31, 1996 would have been $151.1 million.

    Net interest income was $347.5 million during 1996, compared to $311.9 million during 1995. The increase in the level of net interest income was the result of an improvement in California Federal's net interest rate spread, which resulted primarily from a decrease in the cost of interest-bearing liabilities.

    The following table presents the primary composition of California Federal's gross income for the periods presented:



                                                     Year ended December 31,
                            --------------------------------------------------------------------------
                                     1996                     1995                      1994
                                     ----                     ----                      ----
                                                      (dollars in millions)
Total interest income          $1,015.3       89.4%      $1,008.0       94.1%     $   908.1      81.9%
Total other income                120.1        10.6          63.5        5.9          201.2       18.1
                               --------       -----     ---------      ------     ---------     ------
          Total gross income   $1,135.4       100.0%     $1,071.5      100.0%      $1,109.3      100.0%
                               ========       =====      ========      =====       ========      =====


    California Federal's gross income was primarily derived from interest earned on loans, mortgage-backed securities, investment securities and other assets that earn interest ("interest-earning assets"). Further details of the changes in California Federal's interest income are discussed below. Other income is primarily comprised of fees and gains from the sale of assets. In 1994, other income also includes the nonrecurring gain from the sale of California Federal's Southeast Division.

    The following table compares California Federal's financial condition, asset quality and capital position as of the dates indicated:



                                                               Year ended December 31,
                                                  --------------------------------------------------
                                                       1996             1995              1994
                                                       ----             ----              ----
                                                     (dollars in millions, except per share data)
Total assets                                            $14,098.4         $14,320.6         $14,182.4
Interest-earning assets                                  13,623.9          13,755.0          13,520.0
Deposits                                                  8,918.7           9,476.7           8,360.9
Borrowings                                                4,146.7           3,786.4           4,818.8
Total shareholder's equity                                  864.9             887.5             798.3
Ratio of NPAs to total assets                                 1.02%             1.62%             1.57%
Number of depository branches                               119               125               119
Shareholder's equity as a percentage of total
  assets                                                      6.13%             6.20%             5.63%
Tangible capital ratio                                        5.85%             5.91%             5.60%
Core capital ratio                                            5.85%             5.91%             5.60%
Risk-based capital ratio                                     12.01%            12.36%            12.45%
Tier 1 risk-based capital ratio                              10.56%            10.90%            10.77%

     During the second quarter of 1996, California Federal called for redemption all of the 3,740,000 outstanding shares of its 7 3/4% Noncumulative Convertible Preferred Stock, Series A (the "Preferred Stock, Series A"). Except for the conversion of 18,820 shares into 23,336 shares of Cal Fed's common stock, all shares of the Preferred Stock, Series A were redeemed effective June 14, 1996 at a redemption price of $25.00 per share, plus a dividend of $0.398264 per share.

     During the second quarter of 1996, California Federal sold six branches located in San Diego County, with deposits totaling approximately $380 million. The sale of the branches resulted in a net gain of $12.0 million. The gain is included in "other income" on California Federal's Consolidated Statements of Operations. Also during 1996, California Federal acquired one branch office and $17.0 million in deposits of First Citizens Bank. During 1995, California Federal acquired three branch offices and $138.6 million in deposits of Pacific Heritage Bank and six branch offices and $359.4 million in deposits of Continental Savings of America.

    During 1995, California Federal made a non-taxable distribution of Litigation Interests to its common shareholders. The Litigation Interests represent a right to receive a portion of the net cash proceeds, if any, resulting from California Federal's pending goodwill lawsuit against the Federal government. The Litigation Interests trade on the Nasdaq Small Cap Market under the symbol "CALGZ."

NET INTEREST INCOME

    Net interest income is the difference between interest income earned from interest-earning assets and interest expense paid on savings deposits and borrowings.

    Net interest income totaled $347.5 million for the year ended December 31, 1996, compared to $311.9 million and $341.6 million for 1995 and 1994, respectively. Net interest income is affected by (i) the average volume and repricing characteristics of California Federal's interest-earning assets and interest-bearing liabilities, (ii) the level and volatility of market interest rates and (iii) the performance of California Federal's loan portfolio and investments. Net interest income also depends upon the excess of yields earned on interest-earning assets over rates paid on interest-bearing liabilities ("interest rate spread").

    The following table presents the primary determinants of California Federal's net interest income for the periods presented:




                                                               Year Ended December 31,
                                                      -----------------------------------------------
                                                              1996           1995             1994
                                                              ----           ----             ----
                                                                (dollars in millions)
Average interest-earning assets                           $13,987.0      $13,989.6        $14,624.5
Less: Average non-performing loans (a)                        173.8          184.3            387.4
                                                          ---------      ---------        ---------
Average performing interest-earning assets                 13,813.2       13,805.3         14,237.1
Less: Average interest-bearing liabilities                 13,200.6       13,347.6         14,217.7
                                                          ---------      ---------        ---------
Average performing interest-earning assets over
   average interest-bearing liabilities                   $   612.6       $  457.7        $    19.4
                                                          =========       ========        =========
Yield earned on average interest-earning assets                7.26%          7.21%            6.21%
Rate paid on average interest-bearing liabilities              5.05           5.21             3.98
                                                          ---------      ---------        ---------
Net interest rate spread                                       2.21%          2.00%            2.23%
                                                          =========       ========        =========
Net interest rate margin                                       2.48%          2.23%            2.34%
                                                          =========       ========        =========
 Total interest income                                    $ 1,015.3     $  1,008.0         $  908.1
Total interest expense                                        667.8          696.1            566.5
                                                          ---------      ---------        ---------
Net interest income                                       $   347.5     $    311.9         $  341.6
                                                          =========       ========        =========

----------
     (a) Average non-performing loans ("NPLs") include non-accrual and restructured loans.

     As indicated in the table above, net interest income increased by $35.6 million for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The increase in net interest income was primarily due to an increase in both the average yield earned and balance of interest-earning assets and a decrease in both the rate paid and balance of average interest-bearing liabilities. Net interest income decreased $29.7 million for the year ended December 31, 1995 compared to the year ended December 31, 1994. During 1994 and continuing into the first half of 1995, short-term market rates, offering rates on deposits, LIBOR rates and the Eleventh District Cost of Funds Index ("COFI") increased. The increase in rates resulted in increased costs of deposits and borrowings and to a lesser extent, increased yields on loans and investments. California Federal, and most of its competitors in its deposit markets, raised interest rates on deposits during 1994 and throughout most of 1995 in order to keep them an attractive investment vehicle for consumers relative to other investment alternatives. Additionally, a substantial amount of California Federal's borrowings bore interest that was based on the 1 month LIBOR index. Because LIBOR increased significantly between 1993 and 1995, the cost of California Federal's borrowings also increased. During the second half of 1995 the cost of funds began to stabilize; however, the yield on California Federal's interest-earning assets increased due to the lagging effect of the repricing characteristics of California Federal's adjustable rate loans and mortgage-backed securities. The lagging repricing of California Federal's adjustable rate loans and mortgage-backed securities ("MBS") led to an improvement in California Federal's interest rate spread at December 31, 1995 as compared to December 31, 1994.

     California Federal's deposits were its primary funding source. Deposits generally tended to reprice on a comparable basis with similar term U.S. treasury securities and other market rates. The pricing of deposits was based upon competitive demand and the desirability of increasing or decreasing California Federal's level of deposits.

     Approximately 56% of California Federal's loans receivable and MBS earned interest based upon the movement of COFI. Changes in the COFI have historically lagged other indices and market rates. Additionally, the extent to which loans and mortgage-backed securities could reprice upward may have been limited by contractual terms that restricted the frequency of repricing and periodic interest rate adjustment caps ("periodic caps").

     The following table shows Consolidated Average Balance Sheets for California Federal for the periods indicated as well as interest income and expense and average rates earned and paid on each major category of interest-earning assets and interest-bearing liabilities. Average balances were predominantly calculated on a daily basis. When information was not available for calculations to be made on a daily basis, average balances were calculated on a weekly or monthly basis from the best available data. The interest rate spread was calculated as the average rate earned on total interest-earning assets less the average rate paid on total interest-bearing liabilities.

                                                                        Year ended December 31,
                                 -------------------------------------------------------------------------------------------------
                                                    1996                            1995                             1994
                                                   ------                          ------                           -----
                                       Average                Average   Average               Average   Average            Average
                                      Balance     Interest     Rate     Balance    Interest     Rate    Balance  Interest    Rate
                                      -------     --------    -------   -------    -------     ----     -------   -------    ----
                                                                           (dollars in millions)
ASSETS
  Interest-earning assets:
  Certificates of deposit               $     58   $    3       5.1%     $  65    $    4       6.1%     $   64     $    2     3.13%
  Federal funds sold                          32        2      6.25        155         9       5.81        470         20     4.26
  Investment securities (a)                1,872      103      5.50      2,055       119       5.79      2,590        121     4.67
  Mortgage-backed securities               2,137      144      6.73      2,539       169       6.66      2,390        134     5.61
  Loans receivable (b)                     9,888      763      7.72      9,175       707       7.71      9,111        631     6.92
                                         -------                        ------    ------               -------
Total interest-earning assets             13,987    1,015      7.26%    13,989     1,008       7.21%    14,625        908     6.21%
                                         -------                        ------    ------               -------
All other assets                             264                           361                             605
                                         -------                       -------                         -------
        Total assets                     $14,251                       $14,350                         $15,230
                                         =======                       =======                         =======
LIABILITIES AND SHAREHOLDER'S EQUITY
Interest-bearing liabilities:
  Deposits                              $  9,049   $  431      4.76   $  9,274    $  442       4.77    $10,616       $391     3.68
  Borrowings:
    FHLB advances                          2,909      166      5.71      2,453       154       6.28      1,644         83     5.05
    Securities sold under agreements to
       repurchase                          1,043       56      5.37      1,099        65       5.91      1,524         69     4.52
     Long-term borrowings                    200       15      7.50        522        35       6.71        434         24     5.53
                                        --------  -------             --------  --------              --------     ------
        Total borrowings                   4,152      237      5.71      4,074       254       6.24      3,602        176     4.88
                                        --------  -------             --------  --------              --------      -----
Total interest-bearing liabilities        13,201      668      5.05     13,348       696       5.21%    14,218        567     3.98%
                                        --------  -------             --------  --------              --------      -----
All other liabilities                        196                           162                             203
Shareholder's equity                         854                           840                             809
                                        --------                      --------                        --------
        Total liabilities and
          shareholder's equity           $14,251                       $14,350                         $15,230
                                         =======                       =======                         =======
Net Interest Income                                $  347                         $  312                             $341
                                                   ======                        =======                             ====
Interest Rate Spread                                           2.21%                           2.00%                          2.23%
                                                               ====                            ====                           ====
Net Margin on Average Interest-
  Earning Assets                                               2.48%                           2.23%                          2.34%
                                                               ====                            ====                           ====

 ----------

     (a) Includes securities purchased under agreements to resell, securities available for sale and other securities.

     (b) Non-accrual loans, past due loans and restructured loans are included in the applicable loan categories of this table.

     The table below shows the portion of the change in net interest income between 1996 and 1995 as well as 1995 versus 1994 which was due to changes in average balances outstanding and to average rates earned and paid on balances. The amount of the change due to an increase or decrease in average balances was calculated as the change in average balances multiplied by the average rate from the preceding year. The amount of the change due to an increase or decrease in average rates was calculated as the change in average rates multiplied by the average balance in the preceding year. Any remaining change was allocated to the above two categories on a pro-rata basis.


                                                                    Year ended December 31,
                                      -------------------------------------------------------------------------------
                                                   1996 vs. 1995                           1995 vs. 1994
                                                  ---------------                         --------------
                                                 Amount of Increase                      Amount of Increase
                                           (Decrease) Due to Changes In:           (Decrease) Due to Changes In:
                                      -----------------------------------      ---------------------------------------
                                        Average      Average                    Average       Average
                                        Balance        Rate         Total       Balance        Rate         Total
                                        -------      -------        -----       -------       --------      -----
                                                                        (in millions)
Interest-earning assets:
  Certificates of deposit                   $  (1)        $  --        $  (1)       $   --        $    1       $    1
  Federal funds sold                           (8)            1           (7)         (26)            15          (11)
  Investment securities (a)                   (10)          (6)          (16)          (7)             5           (2)
  Mortgage-backed securities                  (29)            4          (25)           9             26           35
  Loans receivable (b)                          52            4           56            3             74           77
                                              ----         ----          ----       -----          -----       ------
Total interest-earning assets                    4            3             7         (21)           121          100
                                              ----         ----          ----       -----          -----        -----
Interest-bearing liabilities:
  Deposits                                     (8)          (3)          (11)         (29)            80           51
  Borrowings:
     FHLB advances                             23          (11)           12           47             24           71
     Securities sold under
       agreements to repurchase                (3)          (6)           (9)         (31)            27           (4)
     Long-term borrowings                     (26)           6           (20)           6              6           12
                                             ----          ---           ---         ----          ----          ----
          Total borrowings                     (6)         (11)          (17)          22             57           79
                                             ----          ---           ---         ----          -----         ----
Total interest-bearing liabilities            (14)         (15)          (29)          (7)           137          130
                                             ----          ---           ---         ----          -----        -----
Change in Net Interest Income                  $18         $18           $36         $(14)         $ (16)       $ (30)
                                               ===         ===           ===         ====          =====        =====

--------------
(a) Includes securities purchased under agreements to resell, securities available for sale and other investment securities.
(b)  Includes loans held for sale.

     The decreases in average balances of interest-earning assets and interest-bearing liabilities for 1995 compared to 1994 resulted primarily from the sale of interest-earning assets included with the 1994 Bulk Sales and the reduction of deposits from the sale of the Southeast Division.

     During 1996 compared to 1995, decreases in both the average balances and rates paid on interest-bearing liabilities resulted in an improvement in California Federal's interest rate spread and net interest income. The decrease in average balances of interest-bearing liabilities during 1996 compared to 1995 was primarily the result of decreases in deposits and long-term borrowings.

     During 1995 compared to 1994, increases in market rates improved the yield earned on California Federal's interest-earning assets, however, such improvements were exceeded by increases in the cost of interest-bearing liabilities, resulting in a negative impact on California Federal's interest rate spread and net interest income.

     The table below presents California Federal's loans and mortgage-backed securities and the various indices which dictate their repricing:


                                                           Year ended December 31,
                                        -----------------------------------------------------------
                                                    1996                          1995
                                                   ------                        -----

                                                        Mortgage-                       Mortgage-
                                                          backed                         backed
                                            Loans       Securities (a)    Loans       Securities (a)
                                            -----       -------------     -----       -------------
                                                                (in millions)
  Adjustable Rates:
    COFI                                    $ 5,873.6      $   952.0        $5,511.4        $1,081.4
    Treasury                                  2,573.3          836.0         2,612.1         1,063.8
    Prime rate                                  144.7            --            142.5              --
    Other adjustable                             23.3            --             28.7              --
                                            ---------      ---------        --------        --------
                                              8,614.9        1,788.0         8,294.7         2,145.2
                                             ---------      ---------        --------        --------
 Fixed Rates:
    Fixed                                       523.7           46.5           559.4           222.0
    Fixed for 3-5 years converting to ARM     1,120.1          129.9           625.4              --
                                             ---------      ---------        --------        --------
                                              1,643.8          176.4         1,184.8           222.0
                                            ---------      ---------        --------        --------
                                             10,258.7        1,964.4         9,479.5         2,367.2
                                            ---------      ---------        --------        --------
 Deferred costs (fees), discounts and other
  items,
    items, net                                   22.5           (0.5)            5.1            (0.5)
  Allowance for loan losses                    (173.1)            --          (181.0)             --
                                            ---------      ---------        --------        --------
                                            $10,108.1       $1,963.9        $9,303.6        $2,366.7
                                            =========       ========        ========        ========

-------------
  (a) Included on the Consolidated Statements of Financial Condition with securities held to maturity.

     During 1996, both short and long-term interest rates increased as compared to 1995. In addition, the spread between short-term rates and long-term rates increased during 1996 as compared to 1995. However, although California Federal's loans and MBS repriced based upon COFI, they included characteristics that resulted in a lag between changes in COFI and repricing.

     California Federal's deposits were its primary funding source. Deposits generally tended to reprice on a comparable basis with similar term U.S. Treasury securities and other market rates. During 1994 and continuing through the first half of 1995, California Federal increased its offering rates on deposits as a result of increases in market rates. The pricing of deposits was based upon competitive demand and the desirability of increasing or decreasing California Federal's level of deposits. As a result of California Federal funding a portion of the sale of the Southeast Division with various borrowings, California Federal's level of borrowings was a more significant source of funding during 1994 than in 1995. During 1994 and the first half of 1995, the indices that contractually affected the cost of California Federal's borrowings increased. This contributed to the increase in California Federal's cost of funds during 1995 as compared to 1994. During 1995, California Federal reduced the level of its borrowings by obtaining additional time deposits, primarily certificates of deposit, with maturities of less than two years.

         ASSET/LIABILITY MANAGEMENT

    To the extent that yields earned on assets respond to changes in market interest rates differently than rates paid on liabilities, earnings will be sensitive to changes in market interest rates. The objective of California Federal's interest rate risk management was to maintain a balance between stable income growth and its exposure to potential earnings fluctuations resulting from differences in the amount of interest-earning assets and interest-bearing liabilities maturing or repricing in different time periods ("interest rate sensitivity"). California Federal controlled its interest rate sensitivity through a variety of methods including originating loans that repriced monthly or semi-annually and the use of interest rate exchange agreements. Adjustable rate loans have interest rates that repriced periodically based upon changes in COFI, the one year Treasury constant maturity index (the "CMT") and other indices. However, such repricing characteristics are subject to periodic caps. Additionally, many of California Federal's adjustable loans repriced at periodic intervals. The contractual limitation of the adjustment period and periodic caps had a negative impact on earnings during periods of increasing market rates.

    California Federal's use of derivative financial instruments was limited to interest rate exchange agreements. California Federal utilized interest rate exchange agreements as an integral part of its asset/liability management program.

     On a quarterly basis, California Federal simulated the level of net interest income expected to be earned over a twelve month period following the date of the simulation. The simulation was based on a projection of market interest rates at varying levels, and estimated the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities during the measurement period. Also, any periodic or lifetime caps that contractually limited the repricing of any interest earning asset were considered.

     Based upon the outcome of the simulation analysis, California Federal considered the use of interest rate exchange agreements as a means of reducing the volatility of projected net interest income within certain ranges of projected changes in interest rates. California Federal evaluated the effectiveness of entering into any interest rate exchange agreements by measuring the cost of such agreements in relation to the reduction in net interest income volatility within an assumed range of interest rates.

     California Federal historically used interest rate swaps and floors as a means of controlling the potential negative impact on net interest income from potential changes in interest rates. California Federal was a party to interest rate swap agreements in the notional amounts of $2.1 billion, $2.4 billion and $541.5 million at December 31, 1996, 1995 and 1994, respectively. California Federal was a party to notional amounts of $100.0 million, $100.0 million and $150.0 million of interest rate floor agreements at December 31, 1996, 1995 and 1994, respectively. The net impact to net earnings as a result of the interest rate swaps and floors was to increase net earnings by $1.5 million for the year ended December 31, 1996.

     During 1995, $1.6 billion of California Federal's FHLB advances, utilized as a funding source for the sale of the Southeast Division, matured and $0.3 billion matured in January 1996. Those borrowings bore an interest rate based upon the 1 month LIBOR plus 0.27%. When those borrowings matured, the FHLB offered to renew them. In order to reduce the cost of those borrowings, California Federal entered into an interest rate swap agreement which reduced the cost of the advances to approximately the one month LIBOR plus 0.20%. The notional amount of the swaps totalled $1.5 billion at December 31, 1995 and $1.8 billion at December 31, 1996, and the maturity of the swaps was identical to that of the FHLB advances.

     California Federal also monitored the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities which reprice within one year ("one year gap"). At December 31, 1996, the one year gap as a percentage of total interest-earning assets was positive 2.16% as compared to positive 12.0% at December 31, 1995 and negative 0.74% at December 31, 1994.

     The following table summarizes interest rate sensitive assets and liabilities for California Federal (exclusive of subsidiaries) at December 31, 1996. In preparing the table below, assumptions were made regarding estimated prepayments and maturities of mortgage-backed securities and loans. These assumptions were based upon California Federal's historical experience of maturities and prepayments for similar assets. For all other interest-earning assets and interest-bearing liabilities, contractual maturities were used. Additionally, California Federal used the inherent contractual repricing characteristics of its interest-earning assets and interest-bearing liabilities in categorizing the interest rate sensitivity period.


                                                          Interest Rate Sensitivity Period
                                         ---------------------------------------------------------------
                                              0 to        91 to        181 to         Over
                                            90 Days      180 Days     365 Days       1 Year     Total
                                            -------      --------     ---------      ------     -----
                                                                 (in millions)
Interest-earning assets:
  Short-term investments and investment
    securities                               $ 1,379      $    --     $    --      $     6     $ 1,385
  Mortgage-backed securities                   1,345          514          67           38       1,964
  Loans, net                                   6,524        1,736         942        1,153      10,355
  Impact of hedging                               --           --          --           --          --
                                             -------      -------     -------      -------     -------
          Total interest-earning assets        9,248        2,250       1,009        1,197      13,704
Interest-bearing liabilities:
  Deposits                                     4,746        1,297       2,383          506       8,932
  Borrowings:
     FHLB advances                             2,800           --          --          311       3,111
     Other borrowings                            985           --          --           54       1,039
                                             -------      -------     -------      -------     -------
          Total borrowings                     3,785           --          --          365       4,150
  Impact of hedging                             (300)          --         300           --          --
                                             -------      -------     -------      -------     -------
     Total interest-bearing liabilities        8,231        1,297       2,683          871      13,082
Total interest-earning assets less total
     interest-bearing liabilities            $ 1,017      $   953     $(1,674)     $   326     $   622
                                             =======      =======     =======      =======     =======
Cumulative total interest-earning assets
     less cumulative total interest-bearing
     liabilities as a percentage of total
     interest-earning assets                    7.42%       14.38%       2.16%        4.54%       4.54%


PROBLEM AND POTENTIAL PROBLEM ASSETS

     Net interest income is also affected by the composition, quality and type of interest-earning assets. California Federal's NPAs totaled $144.2 million or 1.02% of total assets at December 31, 1996, as compared to $231.8 million or 1.62% of total assets at December 31, 1995 and $223.1 million or 1.57% of total assets at December 31, 1994. The average amount of NPLs negatively impacted California Federal's interest rate spread by 9, 10 and 18 basis points during 1996, 1995 and 1994, respectively.

     The following table presents California Federal's total NPAs by type at the dates indicated:

                                                         Year ended December 31,
                                    -----------------------------------------------------------------------
                                        1996            1995            1994            1993           1992
                                        ----            ----            ----            ----           ----
                                                          (dollars in millions)
             Type
             ----
  Non-accrual loans                    $129.6          $206.3          $178.2          $515.4       $  725.1
  Restructured loans                      3.2             3.3             5.8            16.8           64.2
  Past due loans                          --               --              --              --            3.9
                                       ------          ------          ------          ------        -------
            Total NPLs                  132.8           209.6           184.0           532.2          793.2
  REO, net of allowances                 11.4            22.2            39.1           273.5          432.6
                                       ------          ------          ------          ------       --------
            Total NPAs                 $144.2          $231.8          $223.1          $805.7       $1,225.8
                                       ======          ======          ======          ======       ========
  Performing NPAs (included
    above)                              $25.7           $81.3           $34.5          $156.5       $  310.1
                                        =====
  Performing NPAs as a % of
    total NPAs                         17.8%             35.1%           15.5%           19.4%          25.3%
                                       ====              ====            ====            ====           ====

         Composition
         -----------
  Residential 1-4                      $ 73.8          $122.6          $124.9          $340.4       $  383.5
  Multi-family                           51.7            88.1            61.0           241.4          460.0
  Commercial real estate                 16.8            17.6            35.3           218.0          288.2
  Other                                   1.9             3.5             1.9             5.9           94.1
                                       ------          ------          ------          ------       --------
            Total NPAs                 $144.2          $231.8          $223.1          $805.7       $1,225.8
                                       ======          ======          ======          ======       ========
  NPAs as a percentage of
    total assets                         1.02%           1.62%           1.57%           5.26%          7.11%
                                         ====            ====            ====            =====          ====

     The 1994 Bulk Sales included the sale of approximately $1.3 billion of performing and non-performing assets. Although California Federal recorded a $274.8 million loss from the 1994 Bulk Sales, the transactions resulted in a $529.1 million reduction of NPAs. However, California Federal's net interest income was negatively impacted by the sale of the $822.1 million of performing interest-earning assets.

     The table below presents the composition of the assets sold in the 1994 Bulk Sales:

                                                    Non-
                                  Performing      Accrual       Restructured
                                     Loans          Loans          Loans           REO           Total
                                     -----          -----          -----           ---           -----
                                                           (in millions)
   Residential 1-4                 $  62.4         $121.8           $ --         $ 47.0       $  231.2
   Multi-family                      487.3          183.5            7.6           34.7          713.1
   Other commercial real
     estate                          272.4          113.9            --            20.6          406.9
                                                                    ----         ------       --------
                                    $822.1         $419.2           $7.6         $102.3       $1,351.2
                                    ======         ======           ====         ======       ========


    Impaired and Potential Problem Loans. California Federal established a monitoring system for its loans in order to identify impaired loans, potential problem loans and to permit periodic evaluation of impairment and the adequacy of allowances for losses in a timely manner. Total loans include the following portfolios (i) residential 1-4 loans, (ii) income property loans and (iii) consumer loans. In analyzing these loans, California Federal had established specific monitoring policies and procedures suitable for the relative risk profile and other characteristics of the loans within the various portfolios. California Federal's residential 1-4 and consumer loans were relatively homogeneous and no single loan was individually significant in terms of its size or potential risk of loss. Therefore, California Federal generally reviewed its residential 1-4 and consumer portfolios by analyzing their performance and the composition of their collateral for the portfolios as a whole. All homogenous loans that are 90 days or more delinquent or are in foreclosure are automatically placed on non-performing status. Additionally, homogenous loans that had a modification of terms were individually reviewed to determine if they met the definition of a troubled debt restructuring. California Federal stratified its income property loan portfolio by size and by type and treated smaller performing multi-family loans with outstanding principal balances less than $750,000 and commercial real estate loans with balances less than $500,000 as homogenous portfolios. For income property loans exceeding the homogenous threshold, California Federal conducted a periodic review of each loan in order to test each loan for impairment. The frequency and type of review was dependent upon the inherent risk attributed to each loan. The level of risk was measured by a scale which evaluated each loan on a continuum of multiple grades. The frequency and intensity of the loan review was directly proportionate to the adversity of the loan grade. California Federal evaluated the risk of default and the risk of loss for each loan subject to individual monitoring. Income property loans that were below the homogenous threshold were evaluated for impairment based upon their payment status and on a pool basis. All loans that were determined to be impaired were placed on non-accrual status or were designated as troubled debt restructurings.

      Loans on which California Federal ceased the accrual of interest ("non-accrual loans") and loans on which various concessions were made due to the inability of the borrower to service the obligation under the original terms of the agreement ("restructured loans") constituted the primary components of the portfolio of NPLs. Loans were generally placed on non-accrual status when the payment of interest was 90 days or more delinquent, or if the loan was in the process of foreclosure, or earlier if the timely collection of interest and/or principal appeared doubtful. In addition, California Federal monitored its loan portfolio in order to identify performing loans with excessive risk characteristics indicating that the collection of principal and interest may not be probable. In the event that California Federal believed collection of principal and interest did not appear probable, California Federal designated the loan as impaired and placed the loan on non-accrual status. California Federal's policy allowed for loans to be designated as impaired and placed on non-accrual status even though the loan may have been current as to principal and interest payments and may have continued to perform in accordance with its contractual terms. If a performing loan was placed on non-accrual status, cash collections of interest were generally applied as a reduction to the recorded investment of the loan.

      California Federal restructured a loan when the borrower or the collateral was experiencing financial or operational problems that were expected to be relatively short-term in nature with the expectation that the borrower and/or the collateral would rebuild cash flow over time.

      The following table summarizes California Federal's gross NPLs by type at the dates indicated:

                                                     Year ended December 31,
                                   --------------------------------------------------------------------
                                   1996            1995            1994            1993            1992
                                   ----            ----            ----            ----            ----
                                                          (in millions)
  Non-accrual loans:
    Real estate
       Residential 1-4             $ 62.1         $  99.6         $  97.7          $214.3         $291.5
       Multi-family                  50.5            86.3            55.9           172.4          251.5
                                   ------          ------          ------          ------         ------
    Total residential real
       estate                       112.6           185.9           153.6           386.7          543.0
                                     ----            ----            ----           -----          -----
   Commercial real estate            15.1            16.9            22.7           122.8          117.4
                                   ------          ------          ------          ------         ------
    Total real estate               127.7           202.8           176.3           509.5          660.4
    Commercial banking                --               --              --             2.7           61.1
    Consumer                          1.9             3.5             1.9             3.2            3.6
                                   ------          ------          ------          ------         ------
  Total non-accrual loans          $129.6          $206.3          $178.2          $515.4         $725.1
                                   ======          ======          ======          ======         ======

  Restructured loans:
    Real estate
       Residential 1-4               $1.9            $3.0            $5.8          $  2.9         $   --
       Multi-family                    --             0.3              --            13.9           28.0
                                     ----            ----            ----           -----          -----
    Total residential real
       estate                         1.9             3.3             5.8            16.8           28.0
                                     ----
    Commercial real estate            1.3              --              --              --           10.7
                                     ----            ----            ----           -----          -----
    Total real estate                 3.2             3.3             5.8            16.8           38.7
    Commercial banking                 --              --              --              --           25.5
                                     ----            ----            ----           -----          -----
  Total restructured loans           $3.2            $3.3            $5.8           $16.8          $64.2
                                     ====            ====            ====           =====          =====

  Past due loans:
    Consumer                        $ --            $  --           $  --           $  --           $3.9
                                    ----            -----           -----           -----           ----
  Total past due loans              $ --            $  --           $  --           $  --           $3.9
                                    ====            =====           =====           =====           ====

    Total NPLs                    $132.8           $209.6          $184.0          $532.2         $793.2
                                  ======           ======          ======          ======         ======

     Changes in the level of non-performing loans were attributable to: (i) changes in the level of delinquent loans and (ii) changes in the level of performing loans designated as impaired. Performing loans designated as impaired typically have one or more of the following attributes: (i) inverted LTV ratios, (ii) levels of operating income insufficient to service the required loan payments, (iii) collateral requiring maintenance expenses in excess of the borrower's capacity or the funds generated by the collateral, and/or (iv) other adverse characteristics. The level of performing loans designated as impaired may fluctuate given changes to the factors discussed above. At December 31, 1996, $25.7 million, or 19.4%, of California Federal's NPLs were performing in accordance with their contractual terms. During the third quarter of 1996, California Federal sold or accepted a discounted loan repayment on $20.3 million of income property loans that were on non-accrual status, realizing a charge-off of $4.1 million. Included with the nonperforming loans sold or repaid at a discount during the third quarter of 1996 were $19.0 million of loans that were performing in accordance with their contractual terms.

     During the second quarter of 1996, California Federal sold $34.7 million of delinquent residential 1-4 loans that had been placed on non-accrual status. California Federal realized a loss of $6.6 million from the sale of those loans which was recorded as a charge-off to California Federal's allowance for loan losses during the second quarter of 1996.

     For the year ended December 31, 1996, additional interest income of $10.3 million would have been recorded had the non-accrual loans performed in accordance with their original terms, compared to $10.6 million and $18.0 million of additional interest income which would have been recorded for the years ended December 31, 1995 and 1994, respectively.

     California Federal designated all impaired loans at December 31, 1996 as non-accrual or as troubled debt restructuring. For all impaired loans, California Federal evaluated the need for a specific allowance by comparing the fair value of the related collateral to the net recorded investment of the loan. In the event that the fair value of the related collateral was less than the net recorded investment in the loan, California Federal allocated a specific allowance equal to the excess of the net recorded investment in the loan over the fair value of the related collateral with consideration given to holding and selling costs. All uncollected interest relating to impaired loans was fully reversed from income. At December 31, 1996, California Federal had designated $25.7 million of loans that were performing in accordance with their contractual terms as impaired. California Federal applied cash collections from impaired loans as a reduction of the loan's carrying amount. The average recorded investment in the impaired loans measured by individual review was $173.8 million for the year ended December 31, 1996. During the year ended December 31, 1996, California Federal recognized $2.3 million of interest income on restructured loans designated as impaired loans.

  PROVISION FOR LOAN LOSSES

     California Federal's provision for loan losses during the year ended December 31, 1996 totaled $41.3 million. Comparatively, provisions for loan losses totaled $31.8 million during 1995 and $74.9 million during 1994. Loan loss provisions during 1996 were recorded to partially replenish the general valuation allowance for net charge-offs of $30.5 million. Included in charge-offs during 1996 were $6.2 million related to sales and $28.1 million related to discounted pay-offs of non-performing loans. Charge-offs on residential 1-4 loans totaled $23.9 million during 1996 as compared to $21.7 million during 1995.

     California Federal's general valuation allowance increased to $161.4 million at December 31, 1996 from $156.7 million at December 31, 1995, down from $177.1 million at December 31, 1994. The total allowance for loan losses decreased to $173.1 million at December 31, 1996 from $181.0 million at December 31, 1995 and from $211.6 million at December 31, 1994. California Federal evaluated the allowance for losses by estimating a range of losses inherent in the portfolio. California Federal then performed an evaluation to determine what level in the range of inherent losses is most appropriate given: (i) the level of non-performing and classified loans, (ii) the composition of the loan portfolio, (iii) prevailing and forecast economic conditions, (iv) other credit factors, and (v) California Federal's judgment.

     The following table presents the activity in California Federal's specific and general allowances for loan losses for the periods presented:

                                                                     Year ended December 31,
                                 -----------------------------------------------------------------------------------------------
                                            1996                             1995                             1994
                                 ----------------------------     ----------------------------     -----------------------------
                                 Specific   General     Total     Specific   General     Total     Specific   General      Total
                                 ---------  -------     -----     --------   -------     -----     --------   -------      -----
                                                                        (in millions)
  Balance, beginning of year     $  24.3     $156.7     $181.0    $  34.5     $177.1     $211.6     $ 58.1     $196.2    $  254.3
    Provision for losses             --        41.3       41.3        --        31.8       31.8        --        74.9        74.9
   Allocations to/from general
      allowances                     6.1       (6.1)       --        21.0      (21.0)       --        75.5      (75.5)        --
   Increase in general allowances
      from acquisitions              0.6        --         0.6        --         --         --         --         --          --
    Charge-offs, net               (19.3)     (30.5)     (49.8)     (31.2)     (31.2)     (62.4)     (99.1)     (18.5)     (117.6)
                                 -------     ------     ------    -------     ------     ------     ------     ------    --------
  Balance, end of year           $  11.7     $161.4     $173.1    $  24.3     $156.7     $181.0     $ 34.5     $177.1    $  211.6
                                 =======     ======     ======    =======     ======     ======     ======     ======    ========

                                                     Page 130

      The net charge-offs by loan category for the periods presented are summarized as follows:



                                                   Year ended December 31,
                                             -------------------------------
                                             1996         1995      1994 (a)
                                             ----         ----      --------
                                                   (dollars in millions)
  Real estate:
    Residential 1-4                           $23.9      $21.7      $  18.6
    Income property:
       Multi-family                            16.7       25.0         55.2
       Hotels                                   --         --          11.6
       Office buildings                         2.2        5.1         14.9
       Shopping centers                         --         4.8          0.9
       Other                                    0.4        1.6          5.8
                                              -----      -----       ------
    Total income property                      19.4       36.5         88.4
                                              -----      -----       ------
  Total real estate                            43.3       58.2        107.0
  Commercial banking                            --         --           4.8
  Consumer                                      6.5        4.2          5.8
                                              -----      -----       ------
                                              $49.8      $62.4       $117.6
                                              =====      =====       ======
  As a percentage of average net loans         0.51%      0.69%        1.35%
                                               ====       ====         ====

 ----------

 (a) Includes net charge-offs of $60.4 million on certain assets included in the 1994 Bulk Sales. These allowances were established prior to the designation of these assets as "Held for Accelerated Disposition."


         The table below presents certain key ratios for NPLs and the allowances for loan losses at the dates presented:


                                                                           Year ended December 31,
                                                               ------------------------------------------
                                                               1996               1995               1994
                                                               ----               ----               ----
         NPLs as a % of gross loans receivable                 1.29%              2.21%              2.05%
         Total allowances for loan losses as a % of
              NPLs                                           130.35              86.35             115.00
         General allowances as a % of NPLs                   121.54              74.76              96.25
         General allowances as a % of
              gross loans receivable                           1.57               1.65               1.98
         Total allowances for loan losses as
               as a % of  loans receivable                     1.68               1.91               2.36
           Ratio of NPAs to total assets                       1.02               1.62               1.57

                                    Page 131

     OTHER INCOME

     Other income is primarily comprised of fee income and gains from the sales of assets. For 1996, total other income increased to $120.0 million from $63.5 million for 1995 and $201.2 million for 1994. The increase in other income for the year ended December 31, 1996 compared to the same period of 1995 was primarily due to the $12.0 million gain recorded during the second quarter of 1996 on the sale of six branches located in San Diego County with deposits totaling approximately $380 million.

     Fee Income. Fee income primarily included fees charged to depositors for services rendered, fees from loan servicing and fees earned from the sales of alternative investment products. Total fee income is affected by the level and type of savings deposits, the level of loan servicing and the sales of alternative investment products. The following table presents California Federal's sources of fee income for the periods presented:


                                                    Years ended December 31,
                                                -------------------------------
Source of Fees                                  1996          1995         1994
--------------                                  ----          ----         ----
                                                       (in millions)
Deposits                                         $30.5         $25.4      $25.2
Loan servicing                                    10.9          12.4       14.6
Sales of alternative investment products          18.9          14.4       21.7
Other net fee income (expense)                    (0.3)          2.3        0.9
                                                 -----         -----      -----
                                                 $60.0         $54.5      $62.4
                                                 =====         =====      =====

     The increase in savings deposit fees for the year ended December 31, 1996 compared to the same period of 1995 resulted from increases in rates charged for depository services and improvements in effectiveness of the fee collection process.

     Loans serviced for others totaled $3.5 billion, $3.8 billion and $4.5 billion at December 31, 1996, 1995 and 1994, respectively. Loans serviced for others are loans that were sold with the servicing thereof retained by California Federal. The level of loans serviced for others was determined by the volume of loan sales and loan prepayments. The decrease in the portfolio of loans serviced for others primarily resulted from the excess of loan payoffs over new loan sales. California Federal limited its sale of loans during 1996, 1995 and 1994 as a result of the low volume of fixed rate loan originations and California Federal's decision to retain more of its originations in its portfolio of assets. The reduction in the level of loans serviced for others resulted in a decline in servicing fee income.

     California Federal offered its customers the opportunity to purchase investment products as an alternative to traditional savings deposits. California Federal offered these products, including annuities, mutual funds and other investments, through its branch network. California Federal earned a fee from the sale of these products. Sales of alternative investment products totaled $460.0 million for 1996 compared to $338.3 million and $477.8 million for 1995 and 1994, respectively. The increase in the volume of sales led to an increase in the level of fees earned by California Federal in 1996 over 1995.

     Gain (Loss) on Sales of Loans. California Federal engaged in mortgage banking activities for several reasons, including providing liquidity and managing asset size. California Federal's originations of conforming fixed rate residential 1-4 loans were generally held for sale. Originations of adjustable rate loans were generally held for investment. California Federal established desired ranges for loan portfolio composition and asset growth based upon numerous factors. These factors include (i) origination volume and mix, (ii) portfolio repayments and payoffs, (iii) interest rate risk considerations, (iv) desired servicing portfolio levels, (v) anticipated deposit flows and (vi) regulatory capital requirements. Collectively, these factors enter into the determination of the amount of loans originated for sale.

     For the year ended December 31, 1996, gains on sales of loans were $0.7 million compared with losses of $0.3 million for the year ended December 31, 1995 and a gain of $0.5 million for the year ended December 31, 1994. Loans sales during 1996 totaled $280.5 million. Loan sales during 1995 totaled $183.6 million. Excluding the 1994 bulk sales, loan sales during the year ended December 31, 1994 totaled $174.2 million.

     During the first quarter of 1996, California Federal implemented SFAS No.
122. SFAS No. 122 removes the distinction in accounting for mortgage servicing rights resulting from originated and purchased loans. California Federal did not experience a material impact to its results of operations or financial condition from the implementation of SFAS No. 122.

     Available for Sale Securities. California Federal determined which securities were available for sale by evaluating whether such securities would be sold in response to liquidity needs, asset/liability management objectives, regulatory capital requirements and other factors. Generally accepted accounting principles require the variance between the market value of available for sale securities and the recorded investment in such securities to be reflected as an unrealized holding gain or loss and presented as an adjustment to shareholders' equity. At December 31, 1996 and 1995 the adjustment was less than $0.1 million. All U.S. treasury securities held by California Federal were included as available for sale securities. Securities available for sale totaled $6.0 million, $200.3 million and $1.7 billion at December 31, 1996, 1995 and 1994, respectively.

     During 1996, California Federal sold $259.3 million of securities available for sale for a net gain of $1.1 million. California Federal sold $952.2 million of securities available for sale for a net gain of $6.9 million and $670.2 million of securities for a net gain of $0.2 million during 1995 and 1994, respectively. California Federal utilized the proceeds from the maturity and sale of the securities to acquire short-term liquid investments and fund the repayment of certain borrowings.

     OTHER EXPENSES

     Total other expenses are primarily comprised of general and administrative expenses and operations of real estate held for sale. For the year ended December 31, 1996, other expenses increased to $324.3 million compared to $249.9 million and $611.0 million for the years ended December 31, 1995 and 1994, respectively. The primary reason for the increase in other expenses for the year ended December 31, 1996 compared to the year ended December 31, 1995 was primarily due the $58.1 million Special SAIF Assessment.

     General and Administrative Expenses. General and administrative expenses are comprised of compensation, office occupancy, federal deposit insurance premiums and special assessments and other general and administrative expenses. General and administrative expenses were $257.7 million for the year ended December 31, 1996, compared to $241.9 million and $290.3 million for the years ended December 31, 1995 and 1994, respectively. The increase in general and administrative expenses for the year ended December 31, 1996 compared to 1995 was primarily due to the $58.1 million Special SAIF Assessment reported in the third quarter of 1996 and increased compensation expenses resulting from the merger with FN Holdings. The decrease in general and administrative expenses for 1995 compared to 1994 was primarily due to reductions in all components of general and administrative expenses. General and administrative expenses were also reduced by staff reductions and other efficiency measures implemented in California Federal's California operations. During 1995, California Federal incurred approximately $1 million in expenses related to the formation of Cal Fed. Effective January 1, 1996, California Federal became a wholly-owned subsidiary of Cal Fed.

     Operations of Real Estate Held for Sale. Operations of real estate held for sale consists of operations of real estate held for investment ("REI") and operations of REO. Operations of real estate held for sale include (i) provisions for losses, (ii) the net effect of rental income and related operating expenses and (iii) gains or losses resulting from the sale of properties. Operations of real estate held for sale resulted in losses of $8.5 million, $8.0 million and $45.9 million for the years ended December 31, 1996, 1995 and 1994, respectively. During 1996, California Federal recorded $5.0 million in provisions for losses on REI, in order to reflect its portfolio at a value that would represent the expected proceeds from an accelerated disposition of the property. California Federal began to actively market its remaining REI during the second quarter of 1996 and during the third quarter of 1996 sold its remaining real estate project. California Federal did not record any profit or loss from the sale. California Federal's remaining real estate held for investment consisted of several single family residential properties. California Federal recorded these properties at their current disposition value. The decline in the expense of operations of real estate held for sale between 1996 and 1995 compared to 1994 was due to lower levels of provisions for losses on REO and REI. Such decline was due to a lower volume of REO properties and a reduced need for allowances for losses on REI. The 1994 Bulk Sale transaction reduced the level of delinquent loans, which has resulted in lower levels of foreclosures and losses.

     During the second quarter of 1995, California Federal provided an allowance with respect to certain litigation involving loans made in 1989 and 1990 to California Communities Inc. ("CCI"), an inactive subsidiary of California Federal formerly engaged in real estate development activities. During the second quarter of 1995, an Orange County, California Superior Court jury rendered a verdict in which it determined that California Federal was financially liable for two loans made to CCI by the plaintiff. CCI subsequently defaulted on the loans. The jury awarded the plaintiff $6.5 million in compensatory damages and punitive damages of $20.0 million against California Federal and $5.0 million against CCI. California Federal began the process of appealing the judgment. While California Federal believed that its liability from this litigation, if any, would be less than the amount awarded by the jury, there can be no assurance that the ultimate outcome of this litigation would result in an amount less than the amount determined by the jury and it is possible that California Federal and its subsidiary (and hence, the Bank) could ultimately be found liable for an amount in excess of the allowance that has been established. The provision for this allowance has been included in California Federal's 1995 income from real estate operations.

     California Federal determined its level of allowance for losses on REO by comparing the net investment in the property to its fair value as determined by a current appraisal, less cost of disposition. In the event that prices indicated by the current market for similar REO properties ("market price") were less than those indicated by appraisals, California Federal utilized the market price in evaluating the carrying value of its REO. California Federal provided specific allowances for all known declines in value and utilized the most readily available market price for each property in the REO portfolio. There can be no assurance that real estate market values or the market prices for REO will not decline. In the event such declines occur, further provisions for losses may be required.

     The following table presents the composition of real estate held for sale, net of allowances, at the dates indicated:

                                                  Year ended December 31,
                                             ---------------------------------
Property Type                                1996          1995        1994
-------------                                ----          ----        ----
                                                     (in millions)
     Residential 1-4                        $  11.3      $  47.3      $  58.6
     Multi-family                               1.2          1.5          5.1
     Office buildings                           0.1          0.3          5.6
     Hotels                                      --           --          6.1
     Other                                      0.3          0.4          2.5
                                            -------      -------      -------
                                            $  12.9      $  49.5      $  77.9
                                            =======      =======      =======

     REO                                       11.4      $  22.2      $  39.1
     REI                                        1.5         27.3         38.8
                                            -------      -------      -------
                                            $  12.9      $  49.5      $  77.9
                                            =======      =======      =======


     Amortization of Goodwill. During 1994, California Federal applied Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" ("SFAS No. 72") retroactively to acquisitions initiated prior to September 30, 1982 resulting in the elimination of $273.7 million of California Federal's goodwill effective January 1, 1994. SFAS No. 72 requires, among other things, that to the extent the fair value of liabilities assumed exceed the fair value of assets resulting from the acquisition of a banking or thrift institution initiated after September 30, 1982, the resulting goodwill recognized shall be amortized over a period no longer than the discount that is recognized as interest income on the acquired long-term interest-earning assets. California Federal had been accounting for acquisitions initiated subsequent to September 30, 1982 in accordance with SFAS No. 72. SFAS No. 72 allowed retroactive implementation for acquisitions that were initiated prior to September 30, 1982. California Federal's application of SFAS No. 72 resulted in the acceleration of the amortization of goodwill arising from California Federal's thrift institution acquisitions initiated prior to September 30, 1982.

     INCOME TAXES

     Income tax expense (benefit) was computed upon, and generally varies proportionately with, earnings (loss) before income tax expense (benefit) adjusted for nontaxable items of income and expense and certain changes in the components of its net deferred tax asset and related valuation allowance. During the fourth quarter of 1996, California Federal recorded a net current tax receivable of $23.6 million, representing the estimated net recovery of prior years' federal and state taxes based on reaching an agreement with federal tax authorities resolving certain prior year issues. Also during the fourth quarter of 1996, California Federal increased its valuation allowance against its deferred tax asset by $9.1 million, primarily attributable to prior year net operating loss and alternative minimum tax carryforwards for state tax purposes.

     Although California Federal had earnings before income tax expense (benefit) for the years ended December 31, 1996 and 1995, there was minimal income tax expense based on current earnings because of the availability of unbenefitted net operating loss carryforwards. California Federal recorded income tax expense of $6.3 million during 1994 to offset the tax benefit previously recorded on unrealized losses on securities available for sale, which were reported net of taxes as an adjustment to shareholders' equity. Because of the uncertainty regarding the realizability of California Federal's net operating loss carryforwards and certain other deferred tax assets, California Federal recorded a valuation allowance against these assets at December 31, 1996, 1995 and 1994.

    CONTINGENCIES

California Federal was involved as a defendant in certain legal proceedings incidental to its business. California Federal did not believe that the legal proceedings to which it was a party, if adversely decided, would have a material adverse effect in the aggregate upon its financial condition. California Federal established allowances in connection with these legal proceedings for its estimate of the potential related liabilities. It is possible that California Federal and hence, the Bank, could be found liable for an amount in excess of the allowance established. Adverse decisions in such matters could have a material adverse effect upon the Bank's results of operations for the relevant period or periods in which they occur.

     LIQUIDITY AND CAPITAL RESOURCES

     California Federal's cash flows were derived from the results of its operating activities, investing activities and financing activities. California Federal's cash flows from operating activities generally involved the cash effects of transactions and other events that enter into the determination of net earnings. California Federal's cash flows from investing activities included making and collecting loans and acquiring and disposing of investment securities. California Federal's cash flows from financing activities included California Federal's deposit gathering systems, borrowing money and repaying amounts borrowed, obtaining and paying for other resources obtained from creditors, obtaining capital from shareholders and the dividend return of their investment.

     Operating Activities. California Federal's net cash flows from operating activities totaled $240.2 million, $170.4 million and $1.2 billion during 1996, 1995 and 1994, respectively. The primary sources of these cash flows included
(i) sales of loans held for sale and (ii) the excess of net interest income and fee income over general and administrative expenses.

     Investing Activities. California Federal's net cash flows (used) provided by investing activities totaled $(92.0) million, $247.3 million and $1.1 billion during 1996, 1995 and 1994, respectively. California Federal's cash flows from investing activities were primarily derived from the repayments, originations and purchases of loans, and the acquisition and maturity of investment securities.

     Financing Activities. California Federal's net cash flows provided (used) by financing activities totaled $363.8 million, $(57.8) million and $709.9 million during 1996, 1995 and 1994, respectively. California Federal's cash flows from financing activities represented the major source of funds for California Federal consisting of retail deposits, FHLB advances, reverse repurchase agreements and other borrowings. California Federal also had access to Brokered Deposits and capital markets as alternative sources of funds. The mix of these funding sources changed from time to time, in light of market conditions, liquidity needs, capital requirements and interest rate sensitivity concerns in order to obtain the appropriate balance between maturities and costs of funds.

     Payments on loans and mortgage-backed securities represented other significant sources of funds for California Federal. Principal payments, including payoffs, on loans produced $1.4 billion, $1.2 billion and $1.4 billion of funds for California Federal during 1996, 1995 and 1994, respectively. The increase in the level of payments from loans between 1995 and 1996 receivable was primarily due to an increase in the level of loan prepayments. Payments from securities held to maturity totaled $401.8 million, $435.8 million and $533.5 million during 1996, 1995 and 1994, respectively. Proceeds from maturities of securities during the years ended December 31, 1996, 1995 and 1994 were $156.0 million, $808.8 million and $1.0 million respectively.

     Total deposits of California Federal were $8.9 billion, $9.5 billion and $8.4 billion at December 31, 1996, 1995 and 1994, respectively. Total Brokered Deposits of California Federal were $254.8 million and $273.8 million at December 31, 1996 and 1995, respectively. California Federal had no Brokered Deposits at December 31, 1994. During the second quarter of 1996, California Federal sold six branches located in San Diego County, California with deposits totaling approximately $380 million. The sale of the branches resulted in a net gain of $12.0 million or approximately $0.24 per share. The sale of the branches did not have a material impact on the liquidity of California Federal. During 1995, California Federal acquired three branch offices with $138.6 million in deposits from Pacific Heritage Bank and six branch offices with $359.4 million in deposits from Continental Savings of America. The acquired branches are located in Los Angeles County and in the San Francisco Bay area of Northern California. California Federal received cash as consideration for the assumption of the deposits. In August 1994, California Federal completed the sale of the Southeast Division. The Southeast Division included deposits of approximately $3.9 billion. California Federal funded the sale of the Southeast Division with (i) FHLB advances, (ii) reverse repurchase agreements, (iii) liquid funds held by California Federal, (iv) the sale of short-term liquid investments, (v) proceeds from the 1994 Bulk Sales and (vi) proceeds from equity offerings.

     California Federal's outstanding balance of Federal Home Loan Bank of San Francisco ("FHLB") advances at December 31, 1996, 1995 and 1994 totaled $3.1 billion, $2.7 billion and $2.5 billion, respectively. The weighted average remaining maturity of these advances at December 31, 1996 was six months. Reverse repurchase agreements had carrying values of $978.4 million, $857.3 million and $1,751.0 million at December 31, 1996, 1995 and 1994, respectively. During 1995, California Federal repurchased $8.7 million of its 10% Subordinated Debentures due January 3, 2003.

     During 1994, California Federal, as part of its strategic initiatives, raised $183.3 million from the issuance of 21.6 million of additional common shares and $164.2 million from the issuance of 1.7 million shares of 10-5/8% noncumulative preferred stock, Series B. During each of the quarters ending December 31, 1995 and 1994, California Federal declared and paid quarterly dividends of $1.8 million on its 7-3/4% noncumulative convertible preferred stock, Series A, and $4.6 million on its 10-5/8% noncumulative preferred stock, Series B. During the years ended December 31, 1996 and 1995, California Federal declared and paid dividends totaling $23.4 million and $25.6 million, respectively, on its preferred stock, Series A and Series B.

     During the second quarter of 1996, California Federal called for redemption all 3,740,000 shares of the Preferred Stock, Series A. Except for the conversion of 18,820 shares into 23,336 shares of Cal Fed common stock, the Series A shares were redeemed effective June 14, 1996 at a redemption price of $25.00 per share, plus a dividend of $0.398264 per share.

     California Federal's principal use of capital resources was to originate residential 1-4 loans. The table below presents the amount and type of loans originated and purchased by California Federal for the periods presented:


                                                        Year ended December 31,
                                                       -------------------------
                                                         1996             1995
                                                         ----             ----
                                                              (in millions)
Originations:
  Residential 1-4                                       $  1,801.7      $1,646.7
  Multi-family                                                13.1          20.6
  Commercial real estate                                       0.7           1.8
                                                          --------      --------
          Total Real Estate Loans                          1,815.5       1,669.1
  Business banking                                            16.8            --
  Consumer                                                    89.7          99.3
                                                          --------      --------
          Total Originations                               1,922.0       1,768.4
                                                          --------      --------
Purchases:
  Residential 1-4                                            784.4         494.5
  Multi-family                                                 5.3          22.1
  Commercial real estate                                       3.1          61.6
 Business banking                                              6.3            --
 Consumer                                                      6.8            --
                                                          --------      --------
          Total Purchases                                    805.9         578.2
                                                          --------      --------
          Total Originations and Purchases                $2,727.9      $2,346.6
                                                          ========      ========


     Commercial real estate loans and multi-family loans were originated solely to facilitate the sales of REO and REI. California Federal originated loans through its loan representatives and its branch offices ("retail lending") primarily located in California. Additionally, California Federal utilized mortgage brokers who offered California Federal's various loan programs ("wholesale lending"). During 1996, California Federal's wholesale lending generated $1.2 billion, or 67% of total residential loans. California Federal's retail lending produced $587.5 million, or 33% of residential loans during 1996 as compared to $621.6 million or 38% during 1995. During the second half of 1995 the demand for fixed rate mortgage loans, including those loans converting to an adjustable rate after a three to five year period, began to rise as the spread between a fully indexed adjustable rate loan and a 30 year fixed rate loan decreased substantially. During 1996, residential 1-4 originations and purchases increased compared to 1995. Additionally, business banking originations increased for 1996 compared to 1995. During 1995, California Federal increased its purchases of mortgage loans. California Federal purchased loans as a cost effective means to supplement its origination process. Typically, when California Federal purchased loans, the party that originated the loan retained the servicing. However, California Federal did purchase $56.2 million of loans and the related servicing during 1995.

     California Federal pledged certain of its assets as collateral for certain borrowings, interest rate swap agreements and letters of credit and other miscellaneous obligations. By utilizing collateralized funding sources, California Federal was able to access a variety of cost effective sources of funds. The assets pledged consist of loans, mortgage-backed securities and U.S. treasury securities. California Federal's process for monitoring its liquidity requirements incorporated an assessment of assets pledged, the level of assets held for sale, additional borrowing capacity and other factors. California Federal did not anticipate any negative impact to its liquidity from its pledging activities. The total amount of California Federal's assets pledged was $5.4 billion at December 31, 1996 as compared with $4.9 billion at December 31, 1995 and $6.2 billion at December 31, 1994.

     The following table presents assets pledged at December 31, 1996 for California Federal:

                                                                                Mortgage-
                                                                                 Backed           Total
                                              Mortgages       Securities       Securities      Collateral
                                              ---------       ----------       ----------      ----------
                                                                     (in millions)
Borrowings:
   FHLB advances                               $3,895.3        $    --         $   374.6        $4,269.9
   Reverse repurchase agreements                    --              --             975.7           975.7

Other Obligations:
   Interest rate swaps                              --              --               1.7             1.7
   Revenue bond standby letters of                  --              --              22.0            22.0
credit
   FHLB letters of credit/lines of                 23.3             --               --             23.3
credit
   Other miscellaneous obligations                  6.6            52.0              0.1            58.7
                                               --------           -----         --------        --------
Total pledged collateral                       $3,925.2           $52.0         $1,374.1        $5,351.3
                                               ========           =====         ========        ========

     California Federal also invested in short-term liquid investments as a means of maximizing its return on its liquid investments and to comply with the liquidity requirements of the Office of Thrift Supervision ("OTS").

     California Federal also acquired securities for resale. California Federal's securities available for sale consisted of U.S. Treasury securities. During 1996 and 1995, California Federal sold $259.3 million and $952.2 million, respectively, of securities available for sale for gains of $1.1 million and $6.9 million, respectively.

     The liquidity of California Federal, as measured by the ratio of cash and cash equivalents to the sum of withdrawable savings and borrowings payable within one year, averaged 15.5% for the year ended December 31, 1996, compared to 12.3% and 14.6% for the years ended December 31, 1995 and 1994, respectively. California Federal was required by the OTS to maintain its liquidity level in excess of 5.0%.

     CAPITAL REQUIREMENTS

     As a savings institution regulated by the OTS with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), California Federal was required to comply with the capital requirements of the OTS. The regulations of the OTS require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. An institution that fails to obtain OTS approval of its capital plan is deemed to be in an unsafe and unsound condition and could be the subject of the appointment of a conservator or a receiver. The OTS has adopted prompt corrective action requirements ("PCA requirements") pursuant to the FDIC Improvement Act of 1991. At December 31, 1996, the industry-wide minimum regulatory capital requirements were:

      - Tangible capital of 1.50% consisting generally of shareholders' equity, but excluding intangible assets such as goodwill.

      - A leverage ratio requiring core capital (i.e., Tier 1 capital) of 3.00% consisting of tangible capital plus qualifying supervisory goodwill (certain goodwill arising as a result of the acquisition of troubled institutions and regulatory assisted acquisitions).

      - Risk-based capital, consisting of core capital plus certain subordinated debt and other capital instruments and general valuation allowances on loans receivable, equal to 8.00% of the value of risk-weighted assets plus off- balance sheet items.

     In addition, the PCA requirements provide that, a savings association is deemed to be "well-capitalized" if the savings association has: (i) a total risk-based capital ratio of 10.00% or greater, (ii) a Tier 1 risk-based capital ratio (defined as Tier 1 capital as a percentage of risk-weighted assets) of 6.00% or greater, and (iii) a leverage ratio of 5.00% or greater. At December 31, 1996, (i) California Federal's total risk-based capital ratio was 12.01%, $158.1 million in excess of "well-capitalized" requirements, (ii) California Federal's Tier 1 risk-based capital ratio was 10.56%, $357.6 million in excess of "well-capitalized" requirements, and (iii) California Federal's leverage ratio was 5.85%, $120.7 million in excess of "well-capitalized" requirements. Therefore, at December 31, 1996, California Federal met and exceeded all of the requirements of a well-capitalized institution.

     The table below presents California Federal's regulatory capital position compared to industry-wide capital requirements at December 31, 1996:

                                                   Tangible Capital             Core Capital             Risk-based Capital
                                                   ----------------             ------------             ------------------
                                                                     (dollars in millions)
Regulatory capital of California                 $828.5          5.85%      $828.5           5.85%      $945.2          12.01%
Federal
Minimum regulatory capital
  requirements                                    212.3          1.50        424.6           3.00        630.2           8.00
                                                 ------          ----        -----           ----        -----           ----
Excess over minimum regulatory
capital
  requirements                                   $616.2          4.35%      $403.9           2.85%      $315.0           4.01%
                                                 ======          ====       ======           ====       ======           ====


     Following is a reconciliation of California Federal's shareholders' equity to regulatory capital as of December 31, 1996:

                                                                                  Core          Risk-based
                                                                 Tangible        Capital         Capital
                                                                 Capital         Capital         Capital
                                                                 -------         -------         -------
                                                                              (in millions)
Shareholders' Equity of California Federal                        $864.9          $864.9           $864.9
Non-allowable capital:
  Intangible assets                                                (15.7)          (15.7)           (15.7)
  Investment in non-permissible subsidiaries                       (20.7)          (20.7)           (20.7)
  Tier II capital items:
     Allowable subordinated debt                                     --              --              18.7
     Allowable general valuation allowance on loans
receivable
       (limited to 1.25% of risk-weighted assets)                    --              --              98.0
                                                                  ------          ------           ------
Regulatory capital of California Federal                          $828.5          $828.5           $945.2
                                                                  ======          ======           ======

     During the third quarter of 1996, Federal legislation was enacted, which, among other things, will fund the SAIF through the Special SAIF Assessment for SAIF members, such as California Federal. The Special SAIF Assessment is based on California Federal's deposits as of March 31, 1995 at an assessment rate of
65.7 basis points. During 1996, California Federal recorded an expense of $58.1 million for the Special SAIF Assessment.

     GOODWILL LITIGATION

     In February 1992, California Federal commenced litigation against the United States in the U.S. Court of Claims (now the U.S. Court of Federal Claims, the "Claims Court") seeking to recover the value of its supervisory goodwill. The suit alleges that the treatment of such goodwill mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") constitutes a breach of contract between California Federal and the United States and an unlawful taking of property by the United States without just compensation or due process in violation of the U.S. Constitution.

     During the third quarter of 1995, California Federal distributed to its common shareholders its Litigation Interests, entitling the holders thereof to receive an amount equal to up to 25.377745% of the cash payment, if any, actually received by California Federal pursuant to a final, nonappealable judgment in or final settlement of its claim against the United States in the lawsuit, California Federal Bank v. United States, Civil Action No. 92-138C (the "Litigation"). California Federal's shareholders of record on July 14, 1995 received one Litigation Interest for every ten shares of common stock owned on the record date. In the Litigation, California Federal alleges that the United States breached certain contractual commitments regarding the computation of its regulatory capital and deprived California Federal of certain of its property without just compensation in violation of the United States constitution. California Federal's claims arose from changes, mandated by FIRREA, with respect to the rules for computing California Federal's regulatory capital.

     During the period since the filing of the Litigation, the Claims Court, the United States Court of Appeals for the Federal Circuit, and the United States Supreme Court handed down decisions relating to the liability portion of the breach of contract claims brought by three other thrift institutions, which breach of contract claims are similar to those of California Federal. On July 1, 1996, the U.S. Supreme Court ruled on the three consolidated cases, United States v. Winstar Corporation, and determined that when Congress adopted the accounting changes to supervisory goodwill specified in FIRREA, the government became responsible for any breaches to its original agreement with the institutions regarding the accounting rules. Although the plaintiff thrift institutions in the Winstar case prevailed in the U.S. Supreme Court decision, a court may still determine that California Federal's claims involve sufficiently different facts and/or legal issues as to render the Winstar case inapplicable to the Litigation and thereby result in a different conclusion from that of the Winstar case. Moreover, the damages portions of the claims presented by the Winstar plaintiff thrift institutions remains to be litigated and could take several years to resolve. California Federal did not quantify the damages portion of its claim. The Litigation was stayed pending the resolution of the Winstar case. In September 1996, the Claims Court ended the stay and established a consolidated procedure for the disposition of the Litigation and other similar cases. California Federal filed a motion for partial summary judgment on the contract liability issue during the fourth quarter of 1996, which the Claims Court has not yet ruled on. The Bank presently expects a trial date in late 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of Parent Holdings at December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 are included in this report at the pages indicated.

                                                                        Page
                                                                        ----
Independent Auditors' Report                                             F-2
Consolidated Statements of Financial Condition                           F-3
Consolidated Statements of Operations                                    F-4
Consolidated Statements of Stockholder's Equity                          F-5
Consolidated Statements of Cash Flows                                    F-6
Notes to Consolidated Financial Statements                               F-8

     The following consolidated financial statements of California Federal at December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 are also included in this report at the pages indicated.

                                                                        Page
                                                                        ----
Independent Auditors' Report                                             F-
Consolidated Statements of Financial Condition                           F-
Consolidated Statements of Operations                                    F-
Consolidated Statements of Changes in Shareholder's Equity               F-
Consolidated Statements of Cash Flows                                    F-
Notes to Consolidated Financial Statements                               F-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Parent Holdings

     The following table sets forth certain information (ages as of January 1, 1997) concerning the directors and executive officers of Parent Holdings. All directors serve terms of one year or until the election of their respective successors.

Name                             Age      Position
----                             ---      --------
Ronald O. Perelman...........    54       Chairman of the Board, Chief Executive
                                            Officer and Director
Gerald J. Ford...............    52       President and Director
Howard Gittis................    63       Vice Chairman and Director
Irwin Engelman...............    61       Executive Vice President and Chief
                                            Financial Officer
Barry F. Schwartz............    47       Executive Vice President and General
                                            Counsel
Laurence Winoker.............    40       Vice President and Controller

     First Nationwide

     The following table sets forth certain information (ages as of March 1, 1997), concerning the directors and executive officers of the Bank. All directors serve terms of one year or until the election of their respective successors.

Name                        Age     Position
----                        ---     --------
Ronald O. Perelman...........54     Director
Gerald J. Ford...............52     Chairman of the Board, Chief Executive
                                        Officer and Director
Carl B. Webb.................47     President, Chief Operating Officer and
                                        Director
Edward G. Harshfield.........60     Vice Chairman of the Board and Director
Paul M. Bass, Jr.............61     Director
George W. Bramblett, Jr......56     Director
Bob Bullock..................67     Director
Irwin Engelman...............61     Director
Howard Gittis................63     Director
Gabrielle K. McDonald........54     Director
Lynn Schenk..................52     Director
Robert Setrakian.............73     Director
Christie S. Flanagan.........58     Executive Vice President and General Counsel
Kendall M. Fugate............59     Executive Vice President and Information
                                        and Technology Services Director
Roger L. Gordon..............54     Executive Vice President
Richard P. Hodge.............42     Executive Vice President and Corporate Tax
                                        Director
Walter C. Klein, Jr..........53     Executive Vice President; President, FNMC
Lacy G. Newman, Jr...........47     Executive Vice President and Chief Credit
                                        Officer
James R. Staff...............49     Executive Vice President and Chief
                                        Financial Advisor
Richard H. Terzian...........60     Executive Vice President and Chief
                                        Financial Officer
Peter K. Thomsen.............54     Executive Vice President and Retail Banking
                                         Director
Dennis L. Verhaegen..........45     Executive Vice President - Director of
                                         Corporate Finance
Michael R. Walker............51     Executive Vice President - Commercial Real
                                         Estate
Renee Nichols Tucei..........40     Senior Vice President and Controller

     Mr. Perelman has been Chairman of the Board of Parent Holdings and of FN Holdings since its formation in 1994 and a Director of First Nationwide or the Bank since 1994. Mr. Perelman has been Chairman of the Board and Chief Executive Officer of MacAndrews & Forbes and various of its affiliates since 1980. Mr. Perelman also is Chairman of the Board of Andrews Group Incorporated ("Andrews Group"), Consolidated Cigar Corporation ("Consolidated Cigar"), Consolidated Cigar Holdings Inc. ("Consolidated Cigar Holdings"), Mafco Consolidated, Meridian Sports, PCT and Toy Biz, Inc. ("Toy Biz") and is the Chairman of the Executive Committee of the Board of Directors of Marvel, Revlon and of Revlon Consumer Products Corporation ("Revlon Products"). Mr. Perelman is a Director of the following corporations which file reports pursuant to the Exchange Act: Andrews Group, Coleman, Coleman Holdings Inc., Coleman Worldwide Corporation ("Coleman Worldwide"), Consolidated Cigar, Consolidated Cigar Holdings, FN Holdings, Parent Holdings, Mafco Consolidated, Marvel, Marvel Holdings Inc. ("Marvel Holdings"), Marvel (Parent) Holdings Inc., ("Marvel Parent"), Marvel III Holdings Inc. ("Marvel III"), Meridian Sports, PCT, Pneumo Abex Corporation ("Pneumo Abex"), Revlon, Revlon Products, Revlon Worldwide Corporation ("Revlon Worldwide"), and Toy Biz. (On December 27, 1996, Marvel Holdings, Marvel Parent, Marvel III and Marvel and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     Mr. Ford has been President and a Director of Parent Holdings since its formation in 1994 and Chairman of the Board, Chief Executive Officer and a Director of First Nationwide or the Bank since the consummation of the FN Acquisition and of Preferred Capital Corp. since its formation in November 1996. Mr. Ford was Chairman of the Board and a Director of First Madison from 1993 to 1994. Mr. Ford previously served as Chairman of the Board, Chief Executive Officer and a Director of First Gibraltar from 1988 through 1993. Mr. Ford served as the Chairman of the Board, Chief Executive Officer and a Director of First United Bank Group, Inc. ("First United Bank Group"), from 1993 through 1994. Mr. Ford is Chairman of the Board and a Director of FNMC, FGB Services, Inc. and Madison Realty Advisors, Inc. ("Madison Realty"). Mr. Ford has also served in the following capacities over the past five years:
Chairman of the Board, Chief Executive Officer and Director, Ford Bank Group, Inc. ("Ford Bank Group"); and Chairman of the Board, Chief Executive Officer and Director, United New Mexico Financial Corporation. Mr. Ford is also Chairman of the Board and Chief Executive Officer of Liberte Investors Inc., President and a Director of Parent Holdings and a Director of Norwest Corporation and ACS.

     Mr. Gittis has been Vice Chairman and a Director of Parent Holdings and of FN Holdings and a Director of First Nationwide or the Bank since 1994. Mr. Gittis has been Vice Chairman and Director of MacAndrews & Forbes and various of its affiliates since 1985. Mr. Gittis is a Director of the following corporations which file reports pursuant to the Exchange Act: Andrews Group, Consolidated Cigar, Consolidated Cigar Holdings, Jones Apparel Group, Inc., Loral Space and Communications, Ltd., Mafco Consolidated, FN Holdings, Parent Holdings, PCT, Pneumo Abex, Revlon, Revlon Products, Revlon Worldwide and Rutherford-Moran Oil Corporation.

     Mr. Engelman has been Executive Vice President and Chief Financial Officer of Parent Holdings and of FN Holdings since its formation in 1994, and a Director of First Nationwide or the Bank since 1992. He has been Executive Vice President and Chief Financial Officer of MacAndrews & Forbes and various other affiliates of MacAndrews & Forbes since February 1992. (On December 27, 1996, Marvel Holdings, Marvel Parent, Marvel III, of which Mr. Engelman is an executive officer, and several of the subsidiaries of Marvel Holdings filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.) He was Executive Vice President and Chief Financial Officer of GAF Corporation from 1990 to 1991; Director, President and Chief Operating Officer of Citytrust Bancorp Inc. from 1988 to 1990; Executive Vice President of the Blackstone Group LP from 1987 to 1988; and Director and Executive Vice President of General Foods Corporation for more than five years prior to 1987. Mr. Engelman is a Director of the following corporation which files reports pursuant to the Exchange Act: Revlon Products.

     Mr. Schwartz has been Executive Vice President and General Counsel of Parent Holdings since March 1996 and Executive Vice President and General Counsel of FN Holdings since January 1996. He has been Executive Vice President and General Counsel of MacAndrews & Forbes and various affiliates since 1993. Mr. Schwartz was Senior Vice President of MacAndrews & Forbes from 1989 to 1993. (On December 27, 1996, Marvel Holdings, Marvel Parent, Marvel III, of which Mr. Schwartz is an executive officer, and several of the subsidiaries of Marvel Holdings filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     Mr. Winoker has been Vice President and Controller of Parent Holdings and of FN Holdings since 1994. He has been Vice President and Controller of MacAndrews & Forbes and various and various of its affiliates since September 1992. Mr. Winoker was Assistant Vice President and Assistant Controller of MacAndrews & Forbes and various of its affiliates for more than five years prior to September 1992. (On December 27, 1996, Marvel Holdings, Marvel Parent, Marvel III, of which Mr. Winoker is an executive officer, and several of the subsidiaries of Marvel Holdings filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     Mr. Webb has been the President, Chief Operating Officer and a Director of First Nationwide since the consummation of the FN Acquisition and of Preferred Capital Corp. since its formation in November 1996. Mr. Webb served as President, Chief Executive Officer and Director of First Madison from 1993 through 1994. Mr. Webb previously served as President, Chief Operating Officer and a Director of First Gibraltar from 1988 through 1993. Mr. Webb also serves as a Director of FNMC.

     Mr. Harshfield has been Vice Chairman of the Board and a Director of the Bank since January 1997. Mr. Harshfield was President, Chief Executive Officer and a Director of Cal Fed from January 1996 to January 1997 and of California Federal from October 1993 to January 1997. From October 1992 to March 1993, Mr. Harshfield served as Chief Executive Officer and a Director of First City Texas National Bank. From February 1991 to December 1992, he served as President, Chief Executive Officer and a Director of Federal Capital Bank, a private investment bank. Since 1988, Mr. Harshfield has been the principal, Chairman and Chief Executive Officer of EH Thrift Management Inc., a special purpose management company, and general partner of U.S. Thrift Opportunity Partners, L.P., a Merrill Lynch sponsored limited partnership that invests in undercapitalized thrift institutions. Prior to 1988, Mr. Harshfield served as President and Chief Executive Officer of Household Financial Services. Mr. Harshfield also held various senior positions with Citicorp/Citibank and Pepsico Inc.

     Mr. Bass has been a Director of First Nationwide or the Bank since May, 1993. Mr. Bass is currently the Vice Chairman and Director of First Southwest Company. Mr. Bass is a Director and Chairman of the Audit Committee of Keystone Consolidated Industries, and is a Director of Source Services, Inc. Mr. Bass has served in the following capacities during the past five years: Director, Endevco, Inc.; Director, Ford Bank Group; and Chairman of the Board and Director, Pizza Inn, Inc.

     Mr. Bramblett has been a Director of First Nationwide or the Bank since May, 1993. Mr. Bramblett has been associated with the law firm of Haynes & Boone since 1973 and is currently a Partner and a member of the Executive Committee of that firm. Mr. Bramblett has served in the following capacities during the past five years: Member of the Texas Higher Education Coordinating Board of the Texas College and University System of Texas and Trustee of the Baylor College of Dentistry.

     Mr. Bullock has served as a Director of First Nationwide or the Bank since 1994. Mr. Bullock has been Lieutenant Governor of the State of Texas since 1990. Mr. Bullock is Chairman of the Board, Director and President of JFB-RDB, Inc. Mr. Bullock served as a Director of Ford Bank Group from 1992 to 1993, and as Director of First United Bank Group from 1992 to 1993. Prior to 1990, Mr. Bullock served as the State of Texas Comptroller of Public Accounts. Mr. Bullock has been Of Counsel to the law firm of Scott, Douglass, Luton and McConnico, L.L.P. since 1992.

     Ms. McDonald has served as a Director of First Nationwide or the Bank since 1990. Ms. McDonald also served as a Director of FGB-San Antonio in 1992. Ms. McDonald currently serves as a Judge on the International Criminal Tribunal for the former Yugoslavia. Ms. McDonald is also currently a Professor of Law at the Thurgood Marshall School of Law of Texas Southern University. Ms. McDonald currently serves as a Director of Freeport McMoRan Inc., McMoRan Oil & Gas Co. and Freeport McMoRan Copper & Gold Inc. Ms. McDonald was Of Counsel to the Walker & Satterthwaite firm from 1991 to 1993. She was a partner in the law firm of Matthews & Branscomb from 1988 through 1991. Prior to that time, Ms. McDonald served as a United States District Court Judge for the Southern District of Texas.

     Ms. Schenk has been a Director of First Nationwide or the Bank since November, 1996. Ms. Schenk has been a Senior Consultant to Baker & McKenzie, San Diego, California since 1995. From January, 1993 to January, 1995, Ms.

Schenk served in the U.S. House of Representatives as Congresswoman representing the 49th Congressional District in the State of California. During her term in the House of Representatives, Ms. Schenk served on the Energy and Commerce Committee and the Merchant Marine and Fisheries Committee. Ms. Schenk served as the State of California Secretary of Business, Transportation and Housing prior to 1983. From 1983 until her election to Congress, Ms. Schenk was in private law practice in California and served as an independent consultant to various public and private businesses with respect to government relations. From 1985 to 1993, Ms. Schenk served as a director of Long Beach Bank, F.S.B. She is currently a director of IDEC Pharmaceuticals, Inc., a corporation which files reports pursuant to the Exchange Act.

     Mr. Setrakian has been a Director of First Nationwide or the Bank since November 1994. Mr. Setrakian previously served as a Director of Old FNB for more than 10 years. Mr. Setrakian is presently the Chairman and President of the William Saroyan Foundation and the Chairman and President of Mid-State Horticultural Company. He is also a former Chairman and member of the Board of Governors of the United States Postal Service; former Commissioner of the Federal Maritime Commission; former Chairman and Chief Executive Officer of the California Growers Winery, Inc.; and former Chairman and founder of the National Bank of Agriculture.

     Mr. Flanagan has been the Executive Vice President and General Counsel of First Nationwide or the Bank since the consummation of the FN Acquisition. Mr. Flanagan has been the Executive Vice President, General Counsel and a Director of Preferred Capital Corp. since its formation in November 1996. He also serves as a Director of FNMC. Mr. Flanagan has been associated with the law firm of Jenkens & Gilchrist, P.C. and its predecessors since 1968 in various capacities, including Managing Partner, and he is currently Of Counsel to that firm.

     Mr. Fugate has been an Executive Vice President of First Nationwide or the Bank since the consummation of the FN Acquisition. Mr. Fugate previously served as Executive Vice President of Old FNB from 1991 to 1994, and held various executive positions with Citibank, N.A. and Citibank California, FSB from 1982 to 1991.

     Mr. Gordon has been an Executive Vice President of First Nationwide or the Bank since February 1996. Mr. Gordon previously was associated with SFFed for more than five years prior to February 1996, including most recently as Chairman, President and Chief Executive Officer.

     Mr. Hodge has been an Executive Vice President of First Nationwide or the Bank since January 1996 and has been employed by First Nationwide since November 1995. Mr. Hodge previously was associated with the public accounting firm of KPMG Peat Marwick LLP and its predecessors since 1981, including most recently as a tax partner since 1986.

     Mr. Klein has been an Executive Vice President of First Nationwide or the Bank and the President of FNMC since January 1996. He also serves as a Director of FNMC. Mr. Klein previously was associated with PNC Mortgage Corp. of America and its predecessor, Sears Mortgage Corporation, since 1986, including most recently as Chairman and Chief Executive Officer.

     Mr. Newman has been Executive Vice President and Chief Credit Officer of First Nationwide or the Bank since the consummation of the FN Acquisition. Mr. Newman has also served as President and a Director of Madison Realty since 1992. During 1991, Mr. Newman was a Senior Vice President of J.E. Robert Companies. He served as a Senior Vice President of Bank of New England Corporation from 1990 to 1991, and served as the President, Chief Executive Officer and Director of the Seamen's Bank for Savings from 1989 to 1990.

     Mr. Staff has been an Executive Vice President of First Nationwide or the Bank since October 17, 1994. He also serves as a Director of Preferred Capital Corp. and FNMC and as Chairman and Director of FGB Realty. Mr. Staff previously was associated with the public accounting firm of KPMG Peat Marwick LLP and its predecessors since 1979, including most recently as Partner-in-charge of Financial Services for the Southwest-Dallas area.

     Mr. Terzian has served as Executive Vice President and Chief Financial Officer of First Nationwide or the Bank since April 1, 1995. Mr. Terzian has been the Executive Vice President, Chief Financial Officer and a Director of Preferred Capital Corp. since its formation in November 1996. For the five years prior to April 1, 1995, Mr. Terzian served as the Chief Financial Officer of Dime Bancorp, Inc. (The Dime Savings Bank of New York, FSB).

     Mr. Thomsen has been an Executive Vice President of First Nationwide or the Bank since the consummation of the FN Acquisition. Mr. Thomsen previously served as Senior Executive Vice President of Old FNB and a Director from 1992 to 1994. Mr. Thomsen was an Executive Vice President of Old FNB from 1991 to 1992. Mr. Thomsen had been Executive Vice President of Michigan National Corporation from 1986 to 1991 and a Director from 1989 to 1991, and the President of Michigan National Bank from 1988 to 1991 and a Director from 1989 to 1991. Mr. Thomsen was Chairman of Independence One Mortgage Corporation, a subsidiary of Michigan National Bank, from 1986 to 1990.

     Mr. Verhaegen has been an Executive Vice President of the Bank since February 1997. Mr. Verhaegen previously served as a Managing Director of First Southwest Company from 1992 to 1994. Mr. Verhaegen served as a Senior Managing Director and co-head of the Financial Institutions Group of Bear Stearns & Co. Inc. from 1988 to 1992. From 1994 to 1996, Mr. Verhaegen operated his own financial advisory and consulting firm.

     Mr. Walker has been an Executive Vice President of First Nationwide or the Bank since the consummation of the FN Acquisition. Mr. Walker served as Senior Vice President of First Madison from 1993 to 1994. Mr. Walker previously served as Senior Vice President of First Gibraltar from 1988 to 1993.

     Ms. Tucei has been a Senior Vice President and the Controller of First Nationwide or the Bank since the consummation of the FN Acquisition. Ms. Tucei previously served as Senior Vice President and Controller of First Madison from 1993 to 1994. Ms. Tucei was Senior Vice President and Director of Regulatory Assistance Compliance for First Gibraltar from 1991 to 1993, and served as Senior Vice President and Manager of Regulatory Assistance Operations for First Gibraltar from 1989 to 1991.

     Compensation of Directors

     Directors of Parent Holdings who do not receive compensation as officers or employees of Parent Holdings or any of its affiliates receive $25,000 per year plus an additional $1,000 per meeting. Directors of the Bank who do not receive compensation as officers or employees of the Bank or any of its affiliates are paid a fee of $3,500 for each meeting of the Board of Directors they attend and each director who attends 67% or more of the regular meetings of the Board of Directors during a fiscal year will receive an additional fee of $9,000. Members of the Audit Committee of the Board of Directors of the Bank who do not receive compensation as officers or employees of the Bank or any of its affiliates are paid a fee of $1,500 for each meeting of the Audit Committee they attend.

ITEM 11.  EXECUTIVE COMPENSATION

     Parent Holdings is a holding company with no business operations of its own and accordingly, engages its business through the Bank and its subsidiaries. The officers of Parent Holdings receive no compensation for their services to Parent Holdings. Accordingly, the following table sets forth certain compensation awarded to, earned by or paid to the Chief Executive Officer of the Company's operating subsidiary, First Nationwide, and the four most highly paid executive officers of First Nationwide, other than the Chief Executive Officer, who served as executive officers of First Nationwide at December 31, 1996 for services rendered in all capacities to First Nationwide and its subsidiaries during the years ended December 31, 1996, 1995 and 1994.

                                       SUMMARY COMPENSATION TABLE

                                                            Annual Compensation
                                                   ---------------------------------------
                                                                            Other Annual       All Other
     Name and Principal Position         Year      Salary        Bonus    Compensation (1) Compensation (2)
     ---------------------------         ----      ------        -----    ---------------- ----------------
     Gerald J. Ford (3)                 1996    $1,500,000     $300,000         $1,152         $63,000
         Chairman & Chief               1995     1,500,000            0          7,644          49,511
         Executive Officer              1994       317,358            0            912           4,500

     Carl B. Webb (4)                   1996       900,000      300,000         22,218          56,206
         President & Chief              1995       900,000            0        274,351          66,707
         Operating Officer              1994       361,724            0        154,496           9,000

     Christie S. Flanagan (3)           1996       700,000      120,000         16,173          52,171
         Executive Vice President &     1995       700,000       20,000         10,892          44,854
         General Counsel                1994       116,669            0              0               0

     Lacy G. Newman, Jr.                1996       475,016      408,505         14,813          54,196
         Executive Vice President       1995       475,000            0        178,457          36,166
         & Chief Credit Officer         1994       345,334            0        124,916           9,000

     James R. Staff                     1996       533,352      250,000         10,411          48,722
         Executive Vice President &     1995       450,000            0         17,348          27,001
         Chief Financial Advisor        1994        65,627            0              0               0

     ------------------

     (1) Includes: (i) the value of group term life insurance, (ii) amounts paid under relocation programs for Messrs. Webb and Newman, (iii) the value of the use of First Nationwide-owned automobiles for Messrs. Webb, Flanagan, Newman and Staff, (iv) club dues, (v) personal financial planning services paid by First Nationwide for Messrs. Ford, Webb, Newman and Staff, and (vi) security expenses paid by First Nationwide for Messrs. Webb, Flanagan, Newman and Staff.

     (2) Includes: (i) First Nationwide's contributions to the 401(k) plan of $8,571 for each named officer in 1996, (ii) First Nationwide's contribution to the Supplemental Employees' Investment Plan of $54,429, $45,430, $40,629, $44,440, and $38,430 in 1996 for Messrs.
         Ford, Webb, Flanagan, Newman and Staff, respectively, and (iii) premiums on supplemental life insurance paid by First Nationwide for Messrs. Webb, Flanagan, Newman, and Staff of $2,205, $2,971, $1,185 and $1,721, respectively, in 1996.

     (3) Mr. Ford became Chief Executive Officer of the Bank upon the consummation of the FN Acquisition on October 3, 1994. Messrs. Flanagan and Staff became Executive Vice Presidents on October 3 and October 17, 1994, respectively.

     (4) Does not include a 1996 payment of $10 million to Mr. Webb by FN Holdings under its long term management incentive plan.

     Certain executive officers of the Bank have entered into employment agreements with the Bank. See "Certain Relationships and Related
Transactions--Executive Employment Agreements." Also, Gerald J. Ford has been and is presently a party to certain consulting and similar agreements with certain affiliates of Parent Holdings, as more fully described in "Certain Relationships and Related Transactions--Transactions with Mr. Ford."

     Effective October 1, 1995, FN Holdings adopted a management incentive plan (the "Incentive Plan") with respect to certain executive officers of First Nationwide (the "Participants"). Awards under the Incentive Plan are made in the form of performance units. Each performance unit entitles the Participants to receive cash and/or stock options ("Bonuses") based on the Participant's vested interest in a bonus pool.

     Generally, the Incentive Plan provides for the payment of Bonuses, on a quarterly basis, to the Participants upon the occurrence of certain events. Bonuses vest at 20% per year beginning October 1, 1995. The aggregate amount of Bonuses payable under the Incentive Plan is subject to a cap of $50 million. During 1995, expense of $2 million was recorded relative to the Incentive Plan. Additional expense of $35.6 million was recorded related to the Incentive Plan during the year ended December 31, 1996.

     There were no long-term incentive plan awards in 1996 to the executive officers named in the preceding table.

     Compensation Committee Interlocks and Insider Participation

     Parent Holdings has no compensation committee. The following directors serve on the Compensation Committee of the Board of the Bank: Gerald J. Ford, Howard Gittis, Paul Bass and George Bramblett. During 1996, 1995, and 1994, Mr. Ford was Chairman of the Board of First Nationwide. In addition, Mr. Ford controls Hunter's Glen, which owns 100% of the class B common stock of FN Holdings, representing 20% of the voting common stock (representing approximately 15% of the voting power of its common stock) of FN Holdings and serves as President and Director of Parent Holdings. Mr. Gittis is a director of Parent Holdings, FN Holdings and of the Bank. See "Certain Relationships and Related Transactions--Transactions with Mr. Ford."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Ronald O. Perelman, a Director of the Bank and Chairman of the Board, Chief Executive Officer and a Director of Parent Holdings, 35 East 62nd Street, New York, New York 10021, through MacAndrews & Forbes, beneficially owns all of the outstanding common stock of Parent Holdings. No other director, executive officer or other person beneficially owns any shares of common stock of Parent Holdings.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Relationship with MacAndrews & Forbes

     MacAndrews & Forbes beneficially owns all shares of common stock of Parent Holdings. As a result, MacAndrews & Forbes is able to direct and control the policies of Parent Holdings and its subsidiaries, including mergers, sales of assets and similar transactions.

     MacAndrews & Forbes is a diversified holding company with interests in several industries. Through its 83% ownership of Revlon, MacAndrews & Forbes is engaged in the cosmetics and skin care, fragrance and personal care products business. MacAndrews & Forbes owns 83% of Coleman, which is engaged in the manufacture and marketing of recreational outdoor products, portable generators, power-washing equipment, spas and hot tubs, and 65% of Meridian Sports, a manufacturer and marketer of specialized boats and water sports equipment. Marvel, a youth entertainment company, is 80% owned by MacAndrews & Forbes. MacAndrews & Forbes also is engaged, through its 85% ownership of Mafco Consolidated, in the manufacture and distribution of cigars and pipe tobacco and through its 36% ownership of PCT, in the processing of licorice and other flavors. MacAndrews & Forbes is also in the financial services business through the Bank. The principal executive offices of MacAndrews & Forbes are located at 35 East 62nd Street, New York, New York 10021.

     Parent Holdings and certian affiliates of MacAndrews & Forbes are afforded coverage under selected common insurance policies obtained by MacAndrews & Forbes. Parent Holdings pays MacAndrews & Forbes its allocable portion of the cost of this insurance.

     Tax Sharing Agreement

     For federal income tax purposes, Parent Holdings, FN Holdings and the Bank are included in the Mafco Group, and accordingly their federal taxable income and loss will be included in the consolidated federal income tax return filed by Mafco Holdings. Parent Holdings, FN Holdings and the Bank also may be included in certain state and local tax returns of Mafco Holdings or its subsidiaries. The Bank, FN Holdings and Mafco Holdings are parties to the Tax Sharing Agreement, effective as of January 1, 1994, pursuant to which: (i) the Bank will pay to FN Holdings amounts equal to the taxes that the Bank would be required to pay if it were to file a return separately from the Mafco Group, and (ii) FN Holdings will pay to Mafco Holdings amounts equal to the taxes that FN Holdings would be required to pay if it were to file a consolidated return on behalf of itself and the Bank separately from the Mafco Group. The Tax Sharing Agreement allows the Bank to take into account, in determining its liability to FN Holdings, any net operating losses that it would have been entitled to utilize if it had filed separate returns for each year since the formation of the Bank. The Tax Sharing Agreement also allows FN Holdings to take into account, in determining its liability to Mafco Holdings, any net operating loss carryovers that it would have been entitled to utilize if it had filed a consolidated return on behalf of itself and the Bank for each year since the formation of the Bank.

     First Nationwide has generated significant federal income tax net operating losses since its formation. This was due, in part, to the fact that under applicable federal income tax law, the financial assistance received by First Nationwide pursuant to the Assistance Agreement was excluded from the taxable income of First Nationwide. In addition to such tax-free financial assistance, First Nationwide had been entitled to its normal operating deductions, including interest expense and certain losses relating to its loan portfolio. As a result, First Nationwide generated significant net operating losses for federal income tax purposes even though its operations were profitable. Furthermore, under the reorganization provisions of the Code, First Nationwide succeeded to certain net operating loss carryovers of the Texas Closed Banks.

     At December 31, 1996, if FN Holdings would have filed a consolidated tax return on behalf of itself and its subsidiaries for each year since the formation of First Nationwide, it would have had approximately $2.1 billion of regular net operating losses and approximately $750 million of alternative minimum tax net operating losses. These losses are scheduled to expire in the year 2004 through 2010. It is expected that under the Tax Sharing Agreement, the Bank and FN Holdings will be able to eliminate a significant portion of the amounts they otherwise would be required to pay to FN Holdings and Mafco Holdings, respectively, and, accordingly, it is not expected that the Bank or FN Holdings will record a significant amount of income tax expense as members of the Mafco Group. Payments made by FN Holdings under the Tax Sharing Agreement with the Mafco Group during the years ended December 31, 1996 and 1995 totalled $14.1 million and $3.1 million, respectively. During 1998 or 1999, the Bank and FN Holdings anticipate that the AMT net operating losses will be fully utilized and the Bank and FN Holdings will begin providing federal income tax expense at a rate of 20%. Prior to the Bank and FN Holdings utilizing all of their AMT net operating losses, they will provide federal income tax expense at a 2% rate because 90% of AMT net operating losses are available to offset AMT income.

     Under federal tax law, Parent Holdings, FN Holdings and the Bank will be subject to several liability with respect to the consolidated federal income tax liabilities of the Mafco Group for any taxable period during which Parent Holdings, FN Holdings or the Bank is, as the case may be, a member of such group. Therefore, FN Holdings or the Bank may be required to pay the Mafco Group's consolidated Federal tax liability notwithstanding prior payments made under the Tax Sharing Agreement by FN Holdings or the Bank to Mafco Holdings. Mafco Holdings has agreed, however, under the Tax Sharing Agreement to indemnify FN Holdings and the Bank for any such federal income tax liability (and certain state and local tax liabilities) of Mafco Holdings or any of its subsidiaries (other than FN Holdings and the Bank) that FN Holdings or the Bank is actually required to pay.

     Loans to Affiliates

     FN Holdings loaned approximately $46.8 million to an affiliate on March 1, 1996. Such loan accrued interest at the rate of 10.5% over the prevailing yield to maturity of the five year United States treasury note, and was an unsecured subordinated obligation of the borrower guaranteed by certain other affiliates of FN Holdings, which obligation to FN Holdings was evidenced by a promissory note (the "Promissory Note"). Management believes that the terms and conditions of such loan were at least as favorable to FN Holdings as might have been obtained in a similar transaction with an unaffiliated party. On May 15, 1996, FN Holdings distributed the Promissory Note to Parent Holdings as a partial redemption of and dividends on class C common stock. Parent Holdings distributed the Promissory Note in the form of a dividend to an affiliate.

     On September 27, 1996, FN Holdings issued $150 million aggregate liquidation value of the FN Holdings Preferred Stock to Special Purpose Corp. and loaned to an affiliate approximately $19 million of the proceeds therefrom. Such loan accrued interest at the rate of 14%, and was an unsecured subordinated obligation of the borrower, which obligation to FN Holdings was evidenced by a promissory note. Management believes that the terms and conditions of such loan were at least as favorable to FN Holdings as might have been obtained in similar transaction with an unaffiliated party. Such loan, together with the accrued interest thereon, was repaid to FN Holdings on January 3, 1997.

     FN Escrow Merger and Issuance of FN Escrow Preferred Stock

     Simultaneously with the issuance of the FN Holdings 10-5/8% Notes, FN Escrow issued approximately $36 million aggregate liquidation value of cumulative perpetual preferred stock, (the "FN Escrow Preferred Stock") to TNIS. The FN Escrow Preferred Stock had a stated liquidation value of $100,000 per share, plus accrued and unpaid dividends, if any. Cash dividends on the FN Escrow Preferred Stock were cumulative and accrued at an annual rate of approximately 7.3% of the stated liquidation value.

     On January 3, 1997 and prior to the consummation of the Cal Fed Acquisition, FN Escrow was merged with and into FN Holdings in the FN Escrow Merger and FN Holdings assumed FN Escrow's obligations under the FN Holdings 10-5/8% Notes and the Indenture. In connection with the FN Escrow Merger, each share of FN Escrow Preferred Stock was converted into and became one share of cumulative perpetual preferred stock of FN Holdings (the "FN Holdings/FN Escrow Preferred Stock"), which stock had the same relative rights, terms and preferences as the FN Escrow Preferred Stock. Immediately after issuance, FN Holdings redeemed the FN Holdings/FN Escrow Preferred Stock at a redemption price equal to its stated liquidation value plus accrued and unpaid dividends to January 3, 1997.

     Transactions with Mr. Ford

     Madison Financial, Inc. ("Madison Financial"), a corporation formerly owned by Gerald J. Ford, the Chairman of the Board, Chief Executive Officer and a Director of the Bank, was party to a Consulting Agreement (the "Consulting Agreement"), effective as of February 1, 1993, between Madison Financial and TNIS, pursuant to which Madison Financial provided consulting services to TNIS for a term ending on December 31, 1998. The Consulting Agreement was terminated in July 1994 in connection with the Exchange Agreement (as defined herein). Certain costs related to the Consulting Agreement were charged to FN Holdings.

     The Bank is an indirect subsidiary of First Gibraltar Holdings. In connection with the offering of the FN Holdings Senior Notes, First Gibraltar Holdings incorporated Parent Holdings and a wholly owned subsidiary of Parent Holdings, FN Holdings, to hold 100% of the common stock of First Nationwide. First Gibraltar Holdings contributed all of its shares of capital stock of First Nationwide to Parent Holdings, which contributed such shares to FN Holdings in exchange for 1,000 shares of common stock of FN Holdings. FN Holdings amended its certificate of incorporation to create 800 shares of class A common stock having one vote per share, 200 shares of class B common stock having .75 votes per share and 230.3 shares of nonvoting class C common stock, and Parent Holdings exchanged its 1,000 shares of common stock for 800 shares of class A common stock. Pursuant to the terms of an Exchange Agreement entered into between FN Holdings, Mr. Ford and Parent Holdings (the "Exchange Agreement"), and in connection with the consummation of the FN Acquisition, Parent Holdings acquired 100% of the class C common stock of FN Holdings (all of which were redeemed on June 3, 1996) in exchange for $210 million and Mr. Ford acquired 100% of the class B common stock of FN Holdings in exchange for his 6.25% of the class A common stock of First Gibraltar Holdings and all of the shares of Madison Financial, the sole asset of which was the Consulting Agreement. In addition, FN Holdings also assumed indebtedness of Mr. Ford in the amount of approximately $11.9 million to TNIS (the "Ford Obligation"), which obligation has been forgiven by TNIS. As a result of the consummation of the transactions contemplated by the Exchange Agreement, Mr. Ford owns 100% of the class B common stock of FN Holdings, representing 20% of its voting common stock (representing approximately 15% of the voting power of its voting common stock), and Parent Holdings owns 100% of the class A common stock of FN Holdings, representing 80% of its voting common stock (representing approximately 85% of the voting power of its voting common stock). FN Holdings, Parent Holdings and Mr. Ford have entered into a stockholders agreement (the "Stockholders Agreement") pursuant to which, among other things, Mr. Ford and FN Holdings have the right to transfer their respective shares to certain affiliates. In addition, the Stockholders Agreement contains other customary provisions regarding restrictions on transfer and registration rights. On December 29, 1995, Mr. Ford transferred his shares of class B common stock to Hunter's Glen, which assumed the obligations under, and will receive the benefits of, the Stockholders Agreement.

     Mr. Ford has entered into a loan agreement with NationsBank of Texas, N.A. ("NationsBank"), whereby NationsBank has loaned Mr. Ford $5 million. Such loan has a maturity of up to one year and bears interest at a floating interest rate based on LIBOR. The loan is secured by Mr. Ford's FN Holdings Senior Notes. The terms of the loan provide that, in the event of default by Mr. Ford under such loan or in the event of certain rapid and material declines in the value of the FN Holdings Senior Notes pledged as collateral, NationsBank or any successor or assignee thereof will have the right to foreclose on the pledged FN Holdings Senior Notes and sell, or direct Mr. Ford to sell, such FN Holdings Senior Notes, to certain Qualified Institutional Buyers ("QIBs") (as such term is defined in Rule 144A under the Securities Act) pursuant to Rule 144A under the Securities Act, pursuant to Regulation S under the Securities Act, to FN Holdings or pursuant to a shelf registration statement.

     Mr. Ford has entered into an employment agreement with the Bank calling for his continued employment by the Bank in his current executive capacity with an annual base salary of $750,000. The term of this agreement extends through December 31, 1997, and provides for, among other things, a life insurance policy on the life of Mr. Ford in an amount equal to three times his base salary.

     Mr. Ford has also entered into a consulting agreement with First Nationwide Management Corp. ("First Nationwide Management"), an affiliate of FN Holdings, providing for the payment to him of annual consulting fees of $750,000 for 1995 and in increasing amounts through 1997, and certain other related expenses. Pursuant to an arrangement between First Nationwide Management and FN Holdings, such consulting fees and other related expenses paid by First Nationwide Management are charged to FN Holdings. Such charges amounted to approximately $1,225,000 and $964,000 in 1996 and 1995, respectively.

     In 1996, as part of the financing for the Cal Fed Acquisition, Special Purpose Corp. invested $150 million in cash in FN Holdings in exchange for $150 million aggregate liquidation value of FN Holdings Preferred Stock. Such investment was funded through borrowings by First Gibraltar Holdings under a credit facility, which borrowings were loaned by First Gibraltar Holdings to Special Purpose Corp. Special Purpose Corp. pledged its shares of FN Holdings Preferred Stock to secure the borrowings by First Gibraltar Holdings under such credit facility. The common stock of Special Purpose Corp. is owned by Mr. Ford.

     Executive Employment Agreements

     In addition to the employment agreement between Mr. Ford and the Bank (see "--Transactions with Mr. Ford"), Messrs. Webb, Flanagan, Staff, Newman and Hodge have entered into employment agreements with the Bank calling for their continued employment by the Bank in their current executive capacities. All five agreements are substantially similar in their terms except that Messrs. Webb, Staff and Newman's employment agreements terminate on January 31, 1998, Mr. Hodge's terminates on December 31, 1998, and Mr. Flanagan's terminates May 31, 1999 and except that Mr. Flanagan's agreement provides for a $20,000 "substitution" bonus which was paid in 1996. If any of these agreements are terminated without cause or good reason prior to the respective termination dates, the executives would receive payment for base salary and benefits due for the balance of the term. Additionally, each employment agreement provides for a life insurance policy on the life of the insured in an amount double the base salary payable by the Bank to such individual. Pursuant to such employment agreements, the annual base salaries payable by the Bank to Messrs. Webb, Flanagan, Staff, Newman and Hodge are $900,000, $700,000, $550,000, $475,000,
and $250,000 respectively.

     Pursuant to an Agreement for Provision of Services between First Nationwide and First Nationwide Management, dated December 1, 1994 (the "Services Agreement"), a portion of the salaries payable by the Bank to Messrs. Webb, Flanagan and Staff is charged to First Nationwide Management so that the annual net base compensation payable by the Bank will be $600,000, $350,000 and $275,000 for Messrs. Webb, Flanagan and Staff, respectively. All of such fees paid by First Nationwide Management are charged to FN Holdings for services performed by these executives. The total amounts of fees received by First Nationwide pursuant to the Services Agreement were approximately $1,379,000, $1,092,000 and $214,000 in 1996, 1995 and 1994, respectively, which fees are included in the amounts allocated by First Nationwide Management to FN
Holdings.

     First Nationwide has also entered into an employment agreement with Mr. Gordon effective as of the consummation of the SFFed Acquisition, for a term ending on January 30, 1999. Pursuant to such agreement, the annual base salary payable to Mr. Gordon is $400,000. Mr. Gordon's agreement also provides for a life insurance policy on the life of the insured in an amount equal to $714,000. Mr. Gordon's employment agreement will be terminated effective March 31, 1997, at which time he will receive payment for base salary due for the balance of the term and benefits through January 31, 1998.

     In January 1997, the Bank entered into a Consulting Agreement with Mr. Harshfield whereby he agreed to assist the Bank in its pursuit of the California Federal Litigation. Mr. Harshfield will receive $100,000 per year for each of the two years of the agreement.

     Effective January 8, 1996, FNMC entered into an employment agreement with Mr. Klein, for a term ending January 7, 1999. Pursuant to this employment agreement, Mr. Klein receives a base salary of $300,000 per year. The agreement also provides for life insurance on the life of the insured in the amount of $450,000. If Mr. Klein's agreement is terminated without cause or good reason prior to the termination date, he would receive payment for base salary and benefits due for the balance of the term. In addition, Mr. Klein has a sale guarantee that would provide a payment equal to the greater of $1.35 million or three times his prior year base salary plus bonus, should FNMC be sold during the term of this agreement.

     Services Agreements

     First Nationwide Management allocates certain of its expenditures to FN Holdings. Such expenditures relate to salaries and benefits payable to selected Bank employees (including Messrs. Webb, Flanagan and Staff), aviation and other expenses. Pursuant to this arrangement, approximately $2,524,000, $1,935,000 and $459,000 was allocated by First Nationwide Management to FN Holdings for the years ended December 31, 1996, 1995 and 1994, respectively, including the fees paid to First Nationwide under the Services Agreement.

     Effective December 1, 1994, First Nationwide entered into the Services Agreement with First Nationwide Management whereby selected Bank employees (including Messrs. Webb, Flanagan, and Staff) provided services for First Nationwide Management and certain of its subsidiaries. Fees are paid to First Nationwide under the Services Agreement at the rate of approximately $107,000 per month based on actual services provided and approximated $1,379,000, $1,092,000 and $86,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Effective on June 1, 1995, First Nationwide entered into an agreement whereby it provides marketing and other support services to TNIS in connection with the insurance agency business it purchased from a First Nationwide subsidiary on the same date. Service charges under this agreement amounted to approximately $13,300 and $43,000 per month during 1996 and 1995, respectively. Management believes that the terms and conditions of these arrangements are at least as favorable to First Nationwide as that which could be obtained from similar arrangements with an unaffiliated party.

     Sale of Business to TNIS

     Effective on June 1, 1995, FNC Insurance Agency, Inc., a wholly owned subsidiary of First Nationwide, sold that portion of its insurance agency business related to marketing insurance products to First Nationwide's retail deposit and consumer loan customers to TNIS for approximately $0.7 million. Management believes that the terms and conditions of this transaction are at least as favorable to First Nationwide as might have been obtained in a similar transaction with an unaffiliated party.

     Loans to Executive Officers and Directors

     Some of the Bank's executive officers, directors, and members of their immediate families have engaged in loan transactions with the Bank. Such loans were made: (i) in the ordinary course of the Bank's business, (ii) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions between the Bank and other persons, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1.  FINANCIAL STATEMENT SCHEDULES

     Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements or notes thereto.

(B)  EXHIBITS

     3.1 Third Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-4026)).

     3.2 By-laws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-4026)).

     4.1 Indenture, dated as of April 15, 1996 between the Registrant and The Bank of New York, as trustee, relating to the 12-1/2% Senior Exchange Notes due 2003. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-4026)).

     4.2 Indenture, dated as of September 19, 1996, between First Nationwide Escrow Corp. and The Bank of New York, as trustee, relating to the 10-5/8% Senior Subordinated Exchange Notes Due 2003 (the "FN Holdings 10-5/8% Notes"). (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to First Nationwide Holdings Inc.'s ("FN Holdings") Registration Statement on Form S-1 (File No. 333- 21015)).

     4.3 First Supplemental Indenture, dated as of January 3, 1997, among FN Holdings, First Nationwide Escrow Corp. and The Bank of New York, as trustee, relating to the FN Holdings 10-5/8% Notes. (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

     4.4 Indenture, dated as of January 31, 1996, between FN Holdings and The Bank of New York, as trustee, relating to the 9-1/8% Senior Subordinated Exchange Notes Due 2003. (Incorporated by reference to
         Exhibit 4.1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-00854)).

     4.5 Indenture, dated as of July 15, 1994, between FN Holdings and The First National Bank of Boston, as trustee, relating to the 12-1/4% Senior Exchange Notes Due 2001 (the "12-1/4% Senior Note Indenture"). (Incorporated by reference to Exhibit 4.1 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

     4.6 First Supplemental Indenture, dated as of January 17, 1997, between FN Holdings and State Street Bank and Trust Company, as trustee, supplementing the 12-1/4% Senior Note Indenture. (Incorporated by reference to Exhibit 4.5 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

     4.7 Indenture, dated as of October 1, 1986, between First Nationwide Bank, A Federal Savings Bank, and Bank of America National Trust and Savings Association Re: $100,000,000 10% Subordinated Debentures due 2006 (the "2006 Indenture"). (Incorporated by reference to Exhibit 4.5 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

     4.8 First Supplemental Indenture, dated as of September 30, 1994, among First Madison Bank, FSB, First Nationwide Bank, A Federal Savings Bank, and Bank of America National Trust and Savings

         Association, supplementing the 2006 Indenture. (Incorporated by reference to Exhibit 4.6 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

     4.9 Second Supplemental Indenture, dated as of January 3, 1997, among First Nationwide Bank, A Federal Savings Bank, California Federal Bank, A Federal Savings Bank and Bank of America National Trust and Savings Association, as trustee, supplementing the 2006 Indenture. (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

    4.10 Indenture, dated February 15, 1986, between Cal Fed Bancorp Inc. and Manufacturers Hanover Trust Company, as trustee, relating to the 6-1/2% Convertible Subordinated Debentures Due 2001 (the "6- 1/2% Convertible Debenture Indenture"). (Incorporated by reference to
         Exhibit 4.11 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

    4.11 First Supplemental Indenture, dated as of December 16, 1992, among
         Cal Fed Bancorp Inc., XCF Acceptance Corporation, California Federal Bank, A Federal Savings Bank, and Chemical Bank, supplementing the 6-1/2% Convertible Debenture Indenture. (Incorporated by reference to
         Exhibit 4.12 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333- 21015)).

    4.12 Second Supplemental Indenture dated as of December 13, 1996 among XCF Acceptance Corporation, California Federal Bank, A Federal Savings Bank, and The Chase Manhattan Bank, as trustee, supplementing the 6-1/2% Convertible Debenture Indenture. (Incorporated by reference to
         Exhibit 4.13 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333- 21015)).

    4.13 Third Supplemental Indenture dated as of December 13, 1996 among Cal Fed Bancorp Inc., XCF Acceptance Corporation, California Federal Bank, A Federal Savings Bank, and The Chase Manhattan Bank, as Trustee, supplementing the 6-1/2% Convertible Debenture Indenture. (Incorporated by reference to Exhibit 4.14 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

    4.14 Fourth Supplemental Indenture dated as of December 13, 1996 among Cal Fed Bancorp Inc., XCF Acceptance Corporation, and The Chase Manhattan Bank, as trustee, supplementing the 6-1/2% Convertible Debenture Indenture. (Incorporated by reference to Exhibit 4.15 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

    4.15 Indenture, dated December 1, 1992, between California Federal Bank, A Federal Savings Bank and Chemical Bank, as trustee, relating to the 10% Subordinated Debentures Due 2003. (Incorporated by reference to
         Exhibit 4.16 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

    4.16 Agreement Regarding Contingent Litigation Recovery Participation Interests, dated as of June 30, 1995, between California Federal Bank, A Federal Savings Bank, and Chemical Trust Company of California, as Interest Agent. (Incorporated by reference to Exhibit 4.17 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

    4.17 Agreement regarding Secondary Contingent Litigation Recovery Participation Interests, dated as of December 2, 1996, between California Federal Bank, A Federal Savings Bank, and ChaseMellon Shareholder Services, L.L.C., as Interest Agent. (Incorporated by reference to Exhibit 4.18 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

    4.18 Note Agreement Regarding $50,000,000 aggregate principal amount of 10.668% Senior Subordinated

         Notes Due 1998 of California Federal Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit 4.19 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

    10.1 Tax Sharing Agreement, effective as of January 1, 1994, by and among First Madison Bank, FSB, FN Holdings and Mafco Holdings, Inc. (Incorporated by reference to Exhibit 10.10 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

    10.2 Asset Purchase Agreement, dated as of April 14, 1994, between First Madison Bank, FSB, and First Nationwide Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit 2.1 to FN Holdings' Current Report on Form 8-K dated October 3, 1994.)

    10.3 Amendment No. 1 to the Asset Purchase Agreement, dated as of
         September 30, 1994, between First Madison Bank, FSB, and First Nationwide Bank, A Federal Savings Bank. (Incorporated by reference to
         Exhibit 2.3 to FN Holdings' Current Report on Form 8-K dated October 3, 1994.)

    10.4 Amendment No. 2 to the Asset Purchase Agreement, dated as of
         September 30, 1994, between First Madison Bank, FSB, and First Nationwide Bank, A Federal Savings Bank. (Incorporated by reference to
         Exhibit 2.4 to FN Holdings' Current Report on Form 8-K dated October 3, 1994.)

    10.5 Exchange Agreement dated September 26, 1994 by and among Gerald J. Ford, First Nationwide Holdings Inc. and NationsBank of Texas, N.A. (Incorporated by reference to Exhibit 10.12 to Amendment No. 2 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

    10.6 Exchange Agreement dated October 20, 1994 between Carl B. Webb and FN Holdings. (Incorporated by reference to Exhibit 10.11 to FN Holdings' Registration Statement on Form S-1 (File No. 333- 00854)).

    10.7 Stockholders Agreement dated October 3, 1994 by and among Gerald J. Ford, FN Holdings and the Registrant. (Incorporated by reference to Exhibit 10.16 to Amendment No. 2 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

    10.8 Office Lease, dated as of November 15, 1990, between Webb/San Francisco Ventures, Ltd. and First Nationwide Bank, A Federal Savings Bank. Confidential treatment has been granted for portions of this document (Incorporated by reference to Exhibit 10.6 to Amendment No. 3 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

    10.9 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Gerald J. Ford, dated as of October 1, 1994. (Incorporated by reference to Exhibit 10.13 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

   10.10 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Carl B. Webb, II, dated as of February 1, 1995. (Incorporated by reference to Exhibit 10.14 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

   10.11 Amendment to Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and Carl B. Webb, II. (Incorporated by reference to Exhibit 10.1 to FN Holdings' Current Report on Form 8-K dated August 30, 1996 ( the "August 1996 Form 8-K")).

   10.12 Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and Christie S. Flanagan. (Incorporated by reference to Exhibit 10.4 to the August 1996 Form 8-K.)

   10.13 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and James R. Staff, dated as of February 1, 1995. (Incorporated by reference to Exhibit 10.16 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

   10.14 Amendment to Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and James R. Staff. (Incorporated by reference to Exhibit 10.3 to the August 1996 Form 8-K.)

   10.15 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Lacy G. Newman, Jr. dated as of February 1, 1995. (Incorporated by reference to Exhibit 10.17 to FN Holdings' Registration Statement on Form S-1 (File No. 333-00854)).

   10.16 Amendment to Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and Lacy G. Newman, Jr. (Incorporated by reference to Exhibit 10.5 to the August 1996 Form 8-K.)

   10.17 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Roger L. Gordon as of January 20, 1996. (Incorporated by reference to Exhibit 10.15 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1995.)

   10.18 Employment Agreement dated as of January 1, 1996, between First Nationwide, A Federal Savings Bank and Richard P. Hodge. (Incorporated by reference to Exhibit 10.16 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1995.)

   10.19 Amendment to Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and Richard P. Hodge (Incorporated by reference to Exhibit 10.2 to the August 1996 Form 8-K.)

   10.20 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Walter C. Klein, Jr., dated as of January 8, 1996. (Incorporated by reference to Exhibit 10.43 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

   10.21 Post-Employment Consulting Agreement between California Federal
         Bank, A Federal Savings Bank and Edward G. Harshfield, dated January 6, 1997. (Incorporated by reference to Exhibit 10.44 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

   10.22 Special Bonus Agreement, dated as of November 25, 1996, by and between First Nationwide Holdings Inc. and Carl B. Webb.

   10.23 Mortgage Company Asset Sale Agreement by and among Resolution Trust Corporation as conservator for Standard Federal Savings Association, America's Mortgage Servicing, Inc., A Mortgage Company, America's Lending Network, Inc., and Stanfed Financial Services, Inc.; and First Nationwide Mortgage Corporation dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.18 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

   10.24 Receivables Sale Agreement by and among Resolution Trust Corporation as conservator for Standard Federal Savings Association, America's Mortgage Servicing, Inc., A Mortgage Company, and America's Lending Network, Inc.; and First Nationwide Mortgage Corporation, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.19 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

   10.25 Purchase and Sale Agreement by and between Resolution Trust Corporation in its corporate capacity and First Nationwide Mortgage Corporation, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.20 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

   10.26 Purchase and Sale Agreement by and among Resolution Trust
         Corporation as receiver of or conservator for certain associations and First Nationwide Mortgage Corporation, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.21 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

   10.27 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated December 2, 1994, regarding the Mortgage Company Asset Sale Agreement, Receivable Sales Agreement, and two Purchase and Sales Agreements among such parties, dated as of December 1, 1994. (Incorporated by reference to Exhibit
         10.22 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

   10.28 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 23, 1995, regarding the Mortgage Company Asset Sale Agreement, Receivable Sales Agreement, and two Purchase and Sales Agreements among such parties, dated as of December 1, 1994. (Incorporated by reference to Exhibit
         10.23 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

   10.29 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 24, 1995, regarding the Mortgage Company Asset Sale Agreement among such parties, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.24 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

   10.30 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 28, 1995, regarding the Mortgage Company Asset Sale Agreement among such parties, dated as of December 1, 1994 (power of attorney matters). (Incorporated by reference to Exhibit 10.25 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

   10.31 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 28, 1995, regarding the Mortgage Company Asset Sale Agreement among such parties, dated as of December 1, 1994 (amendments to schedules). (Incorporated by reference to Exhibit 10.26 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

   10.32 Agreement for Provision of Services between First Nationwide Bank, A Federal Savings Bank and Trans Network Insurance Services, Inc. (then named "First Gibraltar (Parent) Holdings Inc."), dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.27 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

   10.33 Assignment from Trans Network Insurance Services Inc. to First Nationwide Management Corp. of Agreement for Provision of Services. (Incorporated by reference to Exhibit 10.37 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1995.)

   10.34 Asset Purchase Agreement between Trans Network Insurance Services Inc. and FNC Insurance Agency, Inc. dated effective June 1, 1995. (Incorporated by reference to Exhibit 10.24 to Post- Effective Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 33- 82654)).

   10.35 Trans Network Marketing and Support Services Agreement between First Nationwide Bank, A Federal Savings Bank, and Trans Network Insurance Services Inc. dated effective June 1, 1995. (Incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

   10.36 Amendment No. 2 to Lease between First Nationwide Bank, A Federal Savings Bank, and RNM 135 Main, L.P. dated April 6, 1995. (Incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

   10.37 Consulting Agreement between First Nationwide Management Corp. and Gerald J. Ford dated as of October 1, 1994. (Incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

   10.38 First Amendment, dated as of January 1, 1995, by and among First Nationwide Management Corp., Diamond A-Ford Corporation, Trans Network Insurance Services, Inc. and Gerald J. Ford, supplementing the Consulting Agreement between First Nationwide Management Corp. and Gerald J. Ford dated as of October 1, 1994. (Incorporated by reference to Exhibit 10.33 to FN Holdings' Registration Statement on Form S-1 (File No. 333-00854)).

   10.39 Management Incentive Plan for Certain Employees of First Nationwide Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit
         10.34 to FN Holdings' Registration Statement on Form S-1 (File No. 333-00854)).

   10.40 Reimbursement and Expense Allocation Agreement, dated as of January 1, 1996, by and between First Nationwide Management Corp. and FN Holdings. (Incorporated by reference to Exhibit 10.35 to FN Holdings' Registration Statement on Form S-1 (File No. 333-00854)).

   10.41 Registration Agreement, dated September 13, 1996, among FN Holdings Inc., First Nationwide Escrow Corp. and the initial purchasers named therein relating to the FN Holdings 10-5/8% Notes. (Incorporated by reference to Exhibit 4.20 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

   10.42 Amended and Restated Agreement and Plan of Merger dated as of the 27th day of July, 1996 by and among First Nationwide Holdings Inc., CFB Holdings, Inc., Cal Fed Bancorp Inc. and California Federal Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit 2.1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

    12.1 Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

     21.1 Subsidiaries of the Registrant.

     24.1 Power of Attorney executed by Ronald O. Perelman.

     24.2 Power of Attorney executed by Howard Gittis.

     24.3 Power of Attorney executed by Gerald J. Ford.

     27.1 Financial Data Schedule.


(C)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 1997

                                       FIRST NATIONWIDE (PARENT) HOLDINGS INC.


                                       By:            *
                                         ----------------------------
                                         Ronald O. Perelman
                                         Chairman of the Board
                                         and Chief Executive Officer


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                NAME                                       TITLE                                    DATE
                ----                                       -----                                    ----

                 *
--------------------------------------                 Chairman of the Board, Chief              March 27, 1997
         Ronald O. Perelman                            Executive Officer and Director
                                                       (Principal Executive Officer)
                 *
--------------------------------------                 President and Director                    March 27, 1997
           Gerald J. Ford


                 *                                     Vice Chairman  and Director               March 27, 1997
--------------------------------------
            Howard Gittis

       /s/ Irwin Engelman                              Executive Vice President and              March 27, 1997
--------------------------------------
           Irwin Engelman                              Chief Financial Officer
                                                       (Principal Financial Officer)

       /s/ Laurence Winoker                            Vice President and Controller             March 27, 1997
--------------------------------------                 (Principal Accounting Officer)
          Laurence Winoker

* Joram C. Salig, by signing his name hereto, does hereby execute this report on Form 10-K on behalf of the directors and officers of the Registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such directors and officers and filed as exhibits to this report on Form 10-K.


                                         By: /s/ Joram C. Salig
                                            -----------------------------------
                                            Joram C. Salig
                                            Attorney-in-fact

                    FIRST NATIONWIDE (PARENT) HOLDINGS INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                         INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----
 At December 31, 1996 and 1995 and for the years ended
 December 31, 1996, 1995 and 1994:

Independent Auditors' Report                                              F-1

Consolidated Statements of Financial Condition                            F-2

Consolidated Statements of Operations                                     F-3

Consolidated Statements of Stockholder's Equity                           F-4

Consolidated Statements of Cash Flows                                     F-5

Notes to Consolidated Financial Statements                                F-8

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
First Nationwide (Parent) Holdings Inc.:

We have audited the accompanying consolidated statements of financial condition of First Nationwide (Parent) Holdings Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Nationwide (Parent) Holdings Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in note 3 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" in 1995.




                                            KPMG Peat Marwick LLP

Dallas, Texas
March 7, 1997

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      1996             1995
                                                                                      ----             ----
                                 ASSETS

Cash and amounts due from banks                                                     $   135,534   $   154,758
Interest-bearing deposits in other banks                                                 20,619        32,778
Short-term investment securities                                                        113,716       125,035
                                                                                    -----------   -----------
   Cash and cash equivalents                                                            269,869       312,571

Securities available for sale, at fair value                                            542,019       348,561
Securities held to maturity (fair value $4,287 in 1996 and $1,455 in 1995)                4,272         1,455
Mortgage-backed securities available for sale, at fair value                          1,598,652     1,477,514
Mortgage-backed securities held to maturity (fair value $1,653,847 in 1996 and
     $1,567,197 in 1995)                                                              1,621,662     1,524,488
Loans held for sale, net                                                                825,316     1,203,412
Loans receivable, net                                                                10,222,379     8,831,018
Covered assets                                                                               --        39,349
Investment in Federal Home Loan Bank ("FHLB") System                                    220,962       109,943
Office premises and equipment, net                                                      100,164        93,509
Foreclosed real estate, net                                                              51,987        48,535
Accrued interest receivable                                                             106,034       100,604
Intangible assets (net of accumulated amortization of $11,141 in 1996 and
     $1,696 in 1995)                                                                    140,564        18,606
Mortgage servicing rights                                                               423,692       241,355
Other assets                                                                            459,968       295,325
                                                                                    -----------   -----------
     Total assets                                                                   $16,587,540   $14,646,245
                                                                                    ===========   ===========

         LIABILITIES, MINORITY INTEREST AND STOCKHOLDER'S EQUITY

Deposits                                                                            $ 8,501,883   $10,241,628
Securities sold under agreements to repurchase                                        1,583,387       969,510
Borrowings                                                                            5,364,894     2,392,862
Other liabilities                                                                       351,913       279,099
                                                                                    -----------   -----------
     Total liabilities                                                               15,802,077    13,883,099
                                                                                    -----------   -----------

Commitments and contingencies

Minority interest - Bank preferred stock                                                309,376       300,730
Minority interest - Hunter's Glen                                                       153,684        58,261
Minority interest - FN Holdings preferred stock                                         150,792            --

Stockholder's equity:
   Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding             1             1
   Additional paid-in capital                                                               161       267,055
   Net unrealized holding gain on securities available for sale                          36,975        50,810
   Retained earnings (substantially restricted)                                         134,474        86,289
                                                                                    -----------   -----------
     Total stockholder's equity                                                         171,611       404,155
                                                                                    -----------   -----------
     Total liabilities, minority interest and stockholder's equity                  $16,587,540   $14,646,245
                                                                                    ===========   ===========

          See accompanying notes to consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                               1996            1995         1994
                                                                               ----            ----         ----
Interest income:
   Loans receivable                                                        $   884,905    $   799,607    $   212,553
   Mortgage-backed securities available for sale                               115,983             --             --
   Mortgage-backed securities held to maturity                                 135,103        212,880         43,015
   Covered assets                                                                1,413         10,705         29,991
   Loans held for sale                                                          61,595         24,257            583
   Securities available for sale                                                31,416             --             --
   Securities held to maturity                                                     257         26,885          4,820
   Interest-bearing deposits in other banks                                      3,127          1,511          2,177
                                                                           -----------    -----------    -----------
     Total interest income                                                   1,233,799      1,075,845        293,139
                                                                           -----------    -----------    -----------
Interest expense:
   Deposits                                                                    419,174        447,359        100,957
   Securities sold under agreements to repurchase                              120,280        104,957         18,863
   Borrowings                                                                  308,840        182,499         80,025
                                                                           -----------    -----------    -----------
     Total interest expense                                                    848,294        734,815        199,845
                                                                           -----------    -----------    -----------
     Net interest income                                                       385,505        341,030         93,294
Provision for loan losses                                                       39,600         37,000          6,226
                                                                           -----------    -----------    -----------
     Net interest income after provision for loan losses                       345,905        304,030         87,068
                                                                           -----------    -----------    -----------

Noninterest income:
   Loan servicing fees, net                                                    123,887         70,265         10,042
   Customer banking fees and service charges                                    45,044         47,493         10,595
   Management fees                                                               9,694         15,141         13,121
   Gain (loss) on sale of loans, net                                            17,802            (26)          (158)
   Gain on sale of assets, net                                                  38,118            173              6
   Gain on sales of branches                                                   363,342             --             --
   Gain from termination of Assistance Agreement                                25,632             --             --
   Other income                                                                 29,859         17,927          7,552
                                                                           -----------    -----------    -----------
     Total noninterest income                                                  653,378        150,973         41,158
                                                                           -----------    -----------    -----------

Noninterest expense:
   Compensation and employee benefits                                          204,818        154,288         48,846
   Occupancy and equipment                                                      51,936         49,897         12,247
   Data processing                                                              10,491          9,787          2,888
   Savings Association Insurance Fund ("SAIF") deposit insurance premium        81,149         22,262          6,813
   Marketing                                                                    10,908         10,810          3,385
   Professional fees                                                            21,524         11,802          2,622
   Loan expense                                                                 31,282         12,431          1,132
   Foreclosed real estate operations, net                                       (7,390)          (927)          (528)
   Amortization of intangible assets                                             9,445          1,474            222
   Other                                                                        77,573         60,729         18,671
                                                                           -----------    -----------    -----------
     Total noninterest expense                                                 491,736        332,553         96,298
                                                                           -----------    -----------    -----------
Income before income taxes, extraordinary item and minority interest           507,547        122,450         31,928
Income tax (benefit) expense                                                   (75,807)       (57,185)         2,558
                                                                           -----------    -----------    -----------
Income before extraordinary item and minority interest                         583,354        179,635         29,370
Extraordinary item - (loss) gain on early extinguishment of debt                (1,586)         1,967          1,376
                                                                           -----------    -----------    -----------
Income before minority interest                                                581,768        181,602         30,746
Minority interest - Bank preferred stock dividends                              43,230         34,584             --
Minority interest - Hunter's Glen                                              113,146         24,554          4,259
Minority interest - FN Holdings preferred stock dividends                        4,815             --             --
                                                                           -----------    -----------    -----------
     Net income available to common stockholder                            $   420,577    $   122,464    $    26,487
                                                                           ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.


                             FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                  (IN THOUSANDS)


                                                                        NET UNREALIZED
                                                                         HOLDING GAIN
                                                             ADDITIONAL  ON SECURITIES               TOTAL
                                                  COMMON      PAID-IN   AVAILABLE FOR  RETAINED   STOCKHOLDER'S
                                                   STOCK      CAPITAL      FOR SALE    EARNINGS      EQUITY
                                                   -----      -------   -------------- --------      ------

Balance at December 31, 1993                    $       1   $  85,569    $      --    $  27,324    $ 112,894
 Net income                                            --          --           --       26,487       26,487
 Capital contribution from First
   Gibraltar Holdings                                  --     210,376           --           --      210,376
 Issuance of  Bank's preferred stock                   --     (12,144)          --           --      (12,144)
 Issuance of Class B common stock of
   FN Holdings in exchange for Class A
   common stock of First Gibraltar
   Holdings                                            --     (16,746)      (2,200)          --      (18,946)
Change in net unrealized holding gain
   on securities available for sale                    --          --       11,000           --       11,000
                                                ---------   ---------    ---------    ---------    ---------
Balance at December 31, 1994                            1     267,055        8,800       53,811      329,667
   Net income                                          --          --           --      122,464      122,464
   Dividends and distributions
      to stockholder                                   --          --           --      (89,986)     (89,986)
   Change in net unrealized holding gain
      on securities available for sale                 --          --       42,010           --       42,010
                                                ---------   ---------    ---------    ---------    ---------
Balance at December 31, 1995                            1     267,055       50,810       86,289      404,155
   Net income                                          --          --           --      420,577      420,577
   Contribution by parent                              --       1,819           --           --        1,819
   Dividends and distributions to stockholder          --    (267,055)          --     (369,449)    (636,504)
   Issuance costs of FN Holdings'
      preferred stock                                  --      (1,658)          --       (2,943)      (4,601)
   Change in net unrealized holding gain
      on securities available for sale                 --          --      (13,835)          --      (13,835)
                                                ---------   ---------    ---------    ---------    ---------
Balance at December 31, 1996                    $       1   $     161    $  36,975    $ 134,474    $ 171,611
                                                =========   =========    =========    =========    =========




         See accompanying notes to consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)


                                                                  1996            1995          1994
                                                                  ----            ----          ----
Cash flows from operating activities:
Net income                                                    $   420,577    $   122,464    $    26,487
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
   Amortization of intangible assets                                9,445          1,474            222
   Amortization of discount on Parent Senior Notes                    523             --             --
   (Accretion) amortization of purchase accounting
     premiums and discounts, net                                  (15,771)          (946)           621
   Amortization of mortgage servicing rights                       90,981         33,892          3,604
   Provision for loan losses                                       39,600         37,000          6,226
   Provision for accrued termination and facilities costs           8,679         12,772             --
   Gain on sales of assets, net                                   (38,118)          (173)            (6)
   Gain on sale of branches                                      (363,342)            --             --
   Gain on sales of foreclosed real estate                        (12,951)        (3,010)          (728)
   Loss on sale of loans                                           63,226         17,928            158
   Gain from termination of Assistance Agreement                  (25,632)            --             --
   Extraordinary (loss) gain on early extinguishment of
     debt, net                                                      1,586         (1,967)        (1,376)
   Depreciation and amortization of office premises and
     equipment                                                     10,921          8,884          2,493
   Amortization of deferred debt issuance costs                     2,978            766            232
   FHLB stock dividend                                             (7,018)        (6,951)        (3,188)
   Capitalization of originated mortgage servicing rights
     and excess servicing fees receivable                         (81,028)       (17,902)            --
   Purchases and originations of loans held for sale           (4,822,753)    (1,773,437)       (40,284)
   Proceeds from the sale of loans held for sale                5,157,186      1,191,281         47,227
   Increase in other assets                                       (38,379)       (75,273)       (64,211)
   Decrease (increase) in accrued interest receivable              20,991         (9,743)           759
   (Decrease) increase in other liabilities                       (86,630)        12,619        (22,224)
   Minority interest - Bank preferred stock                        43,230         34,584             --
   Minority interest - Hunter's Glen                              111,996         24,554          4,259
   Minority interest - FN Holdings preferred stock                  4,815             --             --
                                                              -----------    -----------    -----------
     Total adjustments                                             74,535       (513,648)       (66,216)
                                                              -----------    -----------    -----------
     Net cash provided by (used in) operating activities          495,112       (391,184)       (39,729)
                                                              -----------    -----------    -----------


                                                                                                        (Continued)

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS --(CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)



                                                                   1996            1995          1994
                                                                   ----            ----          ----
Cash flows from investing activities:
   Acquisitions and divestitures:
     SFFed Acquisition                                         $   (83,184)   $        --    $        --
     Home Federal Acquisition                                       79,044             --             --
     Mortgage loan servicing operations                            (48,305)      (214,727)            --
     Branch Purchases                                                   --        501,351             --
     FN Acquisition                                                     --             --       (526,813)
     Illinois Branch sale                                               --             --         31,263
   Purchases of securities available for sale                     (497,963)            --         (5,939)
   Proceeds from sales of securities available for sale             83,965             --          5,939
   Proceeds from maturities of securities available for sale       250,869             --             --
   Purchases of securities held to maturity                         (9,303)      (162,845)      (152,068)
   Principal payments from securities held to maturity                   5             --             --
   Purchases of mortgage-backed securities
     available for sale                                           (149,724)            --         (5,758)
   Proceeds from sales of mortgage-backed securities
     available for sale                                                 --             --          5,758
   Principal payments on mortgage-backed securities
     available for sale                                            475,186             --             --
   Purchases of mortgage-backed securities held to maturity             --        (19,825)       (58,125)
   Proceeds from maturities of mortgage-backed securities
     held to maturity                                                1,250        344,475        108,754
   Principal payments on mortgage-backed securities
     held to maturity                                              387,891        570,945        180,461
   Proceeds from sales of loans receivable                         123,026        431,247        154,638
   Net decrease (increase) in loans receivable                   1,501,828        (86,193)       (69,025)
   Decrease in covered assets                                       39,349        272,254        279,930
   (Purchases) redemptions of FHLB stock, net                      (65,753)        25,565         28,281
   Purchases of office premises and equipment                      (42,368)       (15,331)        (2,555)
   Proceeds from the disposal of office premises
     and equipment                                                   4,071          1,667          1,427
   Proceeds from sales of foreclosed real estate                   156,890         71,453         25,763
   Purchases of mortgage servicing rights                          (65,994)          (774)          (444)
                                                               -----------    -----------    -----------
     Net cash provided by investing activities                   2,140,780      1,719,262          1,487
                                                               -----------    -----------    -----------


                                                                                                             (Continued)


            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                1996            1995           1994
                                                                ----            ----           ----
Cash flows from financing activities:
   Branch Sales                                            $ (4,585,022)   $         --    $         --
   Net (decrease) increase in deposits                          (56,694)        542,633         (83,851)
   Proceeds from additional borrowings                       11,144,414       6,151,319       1,472,160
   Principal payments on borrowings                          (8,484,883)     (6,860,569)     (2,239,248)
   Net (decrease) increase in securities sold under
     agreements to repurchase                                  (202,169)       (913,103)        534,998
   Issuance of FN Holdings' preferred stock                     145,399              --              --
   Capital contribution                                           1,819              --         210,376
   Capital distribution                                        (267,055)             --              --
   Dividends paid to minority stockholders                      (51,723)        (34,584)        288,586
   Dividends                                                   (322,680)        (89,986)             --
                                                           ------------    ------------    ------------
     Net cash (used in) provided by financing activities     (2,678,594)     (1,204,290)        183,021
                                                           ------------    ------------    ------------

Net change in cash and cash equivalents                         (42,702)        123,788         144,779
Cash and cash equivalents at beginning of year                  312,571         188,783          44,004
                                                           ------------    ------------    ------------
Cash and cash equivalents at end of year                   $    269,869    $    312,571    $    188,783
                                                           ============    ============    ============




          See accompanying notes to consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   ORGANIZATION

      First Nationwide (Parent) Holdings Inc. (the "Company" or "Parent Holdings") is a holding company with no business operations of its own. Parent Holdings' only significant asset is its indirect ownership of 80% of the common stock of California Federal Bank, A Federal Savings Bank, formerly First Nationwide Bank, A Federal Savings Bank ("First Nationwide" or "Bank"), formerly First Madison Bank, FSB ("First Madison"). Parent Holdings owns directly 80% of the common stock of First Nationwide Holdings Inc. ("FN Holdings"), a holding company which owns all of the common stock of First Nationwide. As such, Parent Holdings' principal business operations are conducted by First Nationwide and its subsidiaries. Parent Holdings is a subsidiary of First Gibraltar Holdings Inc. ("First Gibraltar Holdings"), an indirect subsidiary of MacAndrews & Forbes Holdings Inc. ("M&F Holdings").

      First Nationwide was organized and chartered as First Gibraltar Bank, FSB ("First Gibraltar"), a federal stock savings bank, in December 1988 for the primary purpose of acquiring substantially all of the assets and assuming deposit, secured and certain other liabilities of five insolvent Texas savings and loan associations ("Closed Associations") from the Federal Savings and Loan Insurance Corporation ("FSLIC"), as receiver. On August 9, 1989, the FSLIC was abolished and its obligations and rights were assumed by the FSLIC Resolution Fund ("FSLIC/RF").

      Acquisition of the Closed Associations was made pursuant to five substantially similar acquisition agreements and an assistance agreement ("Assistance Agreement") among the FSLIC/RF, First Gibraltar, First Gibraltar Holdings, and M&F Holdings, and became effective on December 28, 1988. Assets subject to the Assistance Agreement were known as "Covered Assets." The Assistance Agreement generally provided for guaranteed yield amounts to be paid on the book value of the Covered Assets, and paid First Nationwide for 90% of the losses incurred upon disposition of the Covered Assets ("Capital Loss Coverage"). In January 1992, certain provisions of the Assistance Agreement were renegotiated and amended or modified.

      On February 1, 1993, First Gibraltar sold to BankAmerica Corporation certain assets, liabilities and substantially all of the branch operations of First Gibraltar located in Texas, including $829 million of loans and 130 branches with approximately $6.9 billion in deposits (the "BAC Sale"). A net gain of $141 million was recorded in connection with this sale. Subsequent to the BAC Sale, First Gibraltar changed its name to First Madison and its principal business consisted of funding the Covered Assets and the performance of its obligations under the Assistance Agreement.

      On April 14, 1994, First Madison entered into the Asset Purchase Agreement (the "Asset Purchase Agreement") with First Nationwide Bank, A Federal Savings Bank ("Old FNB"), an indirect subsidiary of Ford Motor Company ("Ford Motor"). On October 3, 1994, effective immediately after the close of business on September 30, 1994, First Madison acquired substantially all of the assets and certain of the liabilities (the "FN Acquired Business") of Old FNB (the "FN Acquisition") for approximately $715 million based on estimates prepared by Old FNB. On March 2, 1995, an additional $11.5 million was paid to Old FNB pursuant to certain settlement provisions of the Asset Purchase Agreement. Effective on October 1, 1994, First Madison changed its name to First Nationwide.

      On October 7, 1994 the Bank sold the FN Acquired Business' branch network in Illinois, with approximately $1.2 billion in deposits, to Household Bank, f.s.b.

      Following the FN Acquisition, the Bank's principal business has consisted of operating retail deposit branches and originating and/or purchasing one-to four-family real estate mortgage loans and, to a lesser extent, certain consumer loans. The Bank actively manages its portfolio of commercial real estate loans acquired through acquisitions and is also active in mortgage banking and loan servicing. These operating activities are financed principally with customer deposits, secured short-term and long-term borrowings, collections on loans and mortgage-backed securities, asset sales and retained earnings.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      During 1995, the FSLIC/RF exercised its right under the Assistance Agreement to purchase substantially all of the remaining Covered Assets at the fair market value of such assets (the "FDIC Purchase"). Any losses sustained by First Nationwide as a result of the FDIC Purchase have been reimbursed under the Capital Loss Coverage provision of the Assistance Agreement. On August 19, 1996, First Nationwide and the FDIC executed an agreement which resulted in the termination of the Assistance Agreement. A gain of $25.6 million was recognized in connection with such termination.

      On July 27, 1996, FN Holdings entered into an Agreement and Plan of Merger (the "Merger Agreement"), among FN Holdings, Cal Fed Bancorp Inc. ("Cal Fed") and California Federal Bank, A Federal Savings Bank ("California Federal"), pursuant to which on January 3, 1997, FN Holdings acquired 100% of the outstanding stock of Cal Fed and California Federal and First Nationwide merged with and into California Federal. The aggregate consideration paid under the Merger Agreement consisted of approximately $1.2 billion in cash and the issuance of litigation interests (the "Cal Fed Acquisition"). Cal Fed, a savings and loan holding company, owned 100% of the common stock of California Federal. California Federal, headquartered in Los Angeles, was a federal stock savings bank chartered under the Home Owners' Loan Act ("HOLA"), which at December 31, 1996, had total assets of approximately $14.1 billion and deposits of $8.9 billion, and operated 119 branches in California and Nevada. Effective on January 3, 1997, First Nationwide changed its name to California Federal Bank, A Federal Savings Bank.

      In connection with the Cal Fed Acquisition, FN Holdings made a capital contribution to the Bank on January 3, 1997 of approximately $685 million and assumed $575 million of 10-5/8% senior subordinated notes due 2003.

      In November 1996, First Nationwide formed First Nationwide Preferred Capital Corporation ("Preferred Capital Corp.") for the purpose of acquiring, holding and managing real estate mortgage assets. All of Preferred Capital Corp.'s common stock is owned by the Bank. On January 31, 1997, Preferred Capital Corp. issued $500 million of its 9-1/8% noncumulative exchangeable preferred stock, which will be reflected in the Company's 1997 consolidated statement of financial condition as minority interest. Preferred Capital Corp. has entered into a subservicing agreement with the Bank's wholly-owned mortgage banking subsidiary, First Nationwide Mortgage Corporation ("FNMC") pursuant to which FNMC will service Preferred Capital Corp.'s mortgage assets. Effective on January 6, 1997, Preferred Capital Corp. changed its name to California Federal Preferred Capital Corporation.

(2)   ACQUISITIONS & DIVESTITURES

      Since the FN Acquisition, First Nationwide has consummated the following transactions in 1995 and 1996.

      Maryland Acquisition

      On February 28, 1995, FNMC acquired the mortgage servicing operations of the former Standard Federal Savings Association in Frederick, Maryland for approximately $178 million (the "Maryland Acquisition"). As a result of this transaction, the Bank acquired certain assets and liabilities and a loan servicing portfolio of approximately $11.4 billion (including a subservicing portfolio of $1.8 billion). The transaction was accounted for as a purchase. Accordingly, the accompanying consolidated statements of operations include the results of the acquired mortgage servicing operations for the period since March 1, 1995.

      Branch Purchases

      In April 1995, First Nationwide acquired approximately $13 million in deposits located in Tiburon, California, from East-West Federal Bank, a federal savings bank (the "Tiburon Purchase"). In August 1995, the Bank acquired three retail branches located in Orange County, California with deposit accounts totalling approximately $356 million from ITT Federal Bank, fsb, (the "ITT Purchase"). On December 8, 1995, the Bank acquired four retail branches located in Sonoma County, California with deposit accounts of approximately $144 million from Citizens Federal Bank, a Federal Savings Bank (the "Sonoma Purchase" and, collectively with the Tiburon Purchase and the ITT Purchase, the "Branch Purchases"). The aggregate amounts received from the sellers in the Branch Purchases totalled $501 million.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


      LMUSA Purchases

      On October 2, 1995, FNMC purchased from Lomas Mortgage USA, Inc. ("LMUSA") a loan servicing portfolio of approximately $11.1 billion (including a sub-servicing portfolio of $3.1 billion), a $2.9 billion master servicing portfolio in which FNMC monitors the performance and consolidates the reporting and remittances of multiple servicers for various investors (a "master servicing portfolio") and other assets for $100.9 million payable in installments, and the assumption of certain indebtedness relating to an acquired loan portfolio totalling approximately $274 million (the "LMUSA 1995 Purchase"). On January 31, 1996, FNMC purchased LMUSA's remaining $14.1 billion loan servicing portfolio (including a sub-servicing portfolio of $2.4 billion), a master servicing portfolio of $2.7 billion, $5.9 million in foreclosed real estate, $46.8 million in net other servicing receivables, $2.6 million in mortgage loans, and $6.2 million in net other assets (including $1.4 million in cash and cash equivalents) for a purchase price of approximately $160.9 million payable in installments (the "LMUSA 1996 Purchase" and, together with the LMUSA 1995 Purchase, the "LMUSA Purchases").

      1996 Acquisitions

      On February 1, 1996, First Nationwide acquired SFFed Corp. ("SFFed") and its wholly-owned subsidiary, San Francisco Federal Savings and Loan Association (the "SFFed Acquisition"). The following is a summary of the assets acquired and liabilities assumed in connection with the SFFed Acquisition at February 1, 1996.

                                                                                                        Estimated
                                                         SFFed                              Bank        Remaining
                                                       Carrying        Fair Value         Carrying        Lives
                                                         Value         Adjustments         Value       (in years)
                                                         -----         -----------         -----       ----------
                                                                  (dollars in thousands)
Cash and cash equivalents                            $  181,061        $      --         $ 181,061          --
Mortgage-backed securities                              918,817           11,007           929,824         1-5
Loans receivable, net                                 2,715,758          (23,245)        2,692,513        2-12
Office premises and equipment                            20,581          (11,672)            8,909        3-10
Investment in FHLB System                                31,989               --            31,989          --
Foreclosed real estate, net                              30,018               --            30,018          --
Accrued interest receivable                              22,740               --            22,740          --
Mortgage servicing rights                                 2,238           13,762            16,000         2-4
Other assets                                             44,938           (7,773)           37,165         2-5
Deposits                                             (2,678,692)         (10,950)       (2,689,642)        1-5
Securities sold under
     agreements to repurchase                          (815,291)          (3,640)         (818,931)         --
Borrowings                                             (227,203)          (8,831)         (236,034)        1-9
Other liabilities                                       (50,805)          (5,898)          (56,703)        1-5
                                                     ----------        ---------         ---------
                                                     $  196,149        $ (47,240)          148,909
                                                     ----------        =========
Purchase price                                                                             264,245
Excess cost over fair value                                                              ---------
     of net assets acquired                                                              $ 115,336          15
                                                                                         =========

      In connection with the SFFed Acquisition, FN Holdings issued $140 million of 9-1/8% Senior Subordinated Notes Due 2003 (the "Senior Sub Notes") and contributed the proceeds thereof of $133 million to the Bank as additional paid-in capital, which augmented the Bank's regulatory capital to maintain its "well-capitalized" status after the SFFed Acquisition.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      On June 1, 1996, the Bank acquired Home Federal Financial Corporation ("HFFC"), and its wholly-owned federally chartered savings association, Home Federal Savings and Loan Association of San Francisco (the "Home Federal Acquisition," and together with the SFFed Acquisition, the "1996 Acquisitions"). The aggregate consideration paid in connection with the Home Federal Acquisition was approximately $67.8 million. The following is a summary of the assets acquired and liabilities assumed in the Home Federal Acquisition at June 1, 1996:

                                                                                                       Estimated
                                                       HFFC                               Bank         Remaining
                                                     Carrying         Fair Value        Carrying         Lives
                                                       Value          Adjustments         Value       (in years)
                                                       -----          -----------         -----        ---------
                                                                (dollars in thousands)

Cash and cash equivalents                            $ 146,867       $      --          $ 146,867          --
Mortgage-backed securities                               4,053             (65)             3,988         1-5
Loans receivable, net                                  538,722           3,983            542,705        2-12
Office premises and equipment                            4,202          (2,125)             2,077        3-10
Investment in FHLB System                                6,259              --              6,259
Foreclosed real estate, net                              2,421            (198)             2,223          --
Accrued interest receivable                              3,594              --              3,594          --
Mortgage servicing rights                                  817           2,243              3,060         2-4
Other assets                                            10,016           2,392             12,408         2-5
Deposits                                              (632,399)         (1,875)          (634,274)        1-5
Borrowings                                             (30,000)            241            (29,759)        1-6
Other liabilities                                       (3,602)         (4,509)            (8,111)        1-5
                                                     ---------       ---------         ----------
                                                     $  50,950       $      87             51,037
                                                     =========       =========
Purchase price                                                                             67,823
Excess cost over fair value                                                            ----------
     of net assets acquired                                                            $   16,786          15
                                                                                       ==========

      The 1996 Acquisitions and the LMUSA Purchases were accounted for as purchases and, accordingly, their respective purchase prices were allocated to the assets acquired and liabilities assumed in each transaction based on estimates of fair values at the date of purchase. Since the respective dates of purchase, the results of operations related to such assets and liabilities have been included in the Company's consolidated statements of operations.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      Branch Sales

      From September through December of 1995, First Nationwide entered into contracts for the sale of its retail deposits ("Deposits") and the related retail banking assets comprised of cash on hand, loans on deposits, and facilities (collectively, "Assets") in Ohio, New York, New Jersey and Michigan (collectively, the "Branch Sale Agreements") at gross prices which represented an average premium of 7.96% of the deposits sold. During 1996, the Branch Sale Agreements were consummated in a series of transactions, as follows (the "Branch Sales"):

                                               Carrying Value at
                      Sale                    Respective Sale Date
                  Consummation   Number of    --------------------     Pre-tax
Branch Location       Date        Branches    Deposits      Assets      Gain
---------------       ----        --------    --------      ------      ----
                                                 (dollars in thousands)
New York             1/12/96            7   $  416,476   $    5,997   $   32,991
Ohio                 1/19/96           28    1,392,561       20,480      130,660
New York             2/23/96            3      270,046        1,838       17,027
New York             3/15/96            5      615,572        8,083       48,933
New Jersey           3/22/96            4      501,262        6,396       36,268
New York             3/22/96           11      637,045        9,465       41,286
Michigan             6/28/96           21      799,226       15,060       56,177
                                     ----   ----------   ----------   ----------

                                       79   $4,632,188   $   67,319   $  363,342
                                     ====   ==========   ==========   ==========

      The following unaudited pro forma financial information combines the historical results of the Company as if the SFFed Acquisition, LMUSA Purchases, Branch Sales and the issuances of the Parent Senior Notes (as defined herein) and Senior Sub Notes had occurred as of the beginning of the first year presented (in thousands):

                                                 Year ended December 31,
                                                 -----------------------
                                                    1996         1995
                                                    ----         ----
      Net interest income                         $371,458   $306,753
      Net income                                    71,937     80,394
                                                    ======     ======

      The gains recognized related to the Branch Sales are excluded from the above table. The pro forma information does not include the effect of the Maryland Acquisition, the Home Federal Acquisition or the Branch Purchases because such effect is not material to the consolidated financial statements. The pro forma results are not necessarily indicative of the results which would have actually been obtained if the SFFed Acquisition, LMUSA Purchases, Branch Sales and the issuances of the Parent Senior Notes and Senior Sub Notes had been consummated in the past nor do they project the results of operations in any future period.

      Purchase Accounting Adjustments

      Premiums and discounts related to interest-earning assets acquired and interest-bearing liabilities assumed are amortized (accreted) to operations using the level yield method over the estimated remaining lives of the respective assets and liabilities.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(3)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accounting and reporting policies of Parent Holdings conform to generally accepted accounting principles and general practices within the savings and loan industry. The following summarizes the more significant of these policies.

      (a) Basis of Presentation

          The accompanying consolidated financial statements include the accounts of Parent Holdings, FN Holdings, the Bank and the Bank's wholly owned subsidiaries not subject to the Assistance Agreement. Earnings per share data is not presented due to the limited ownership of the Company. All significant intercompany accounts and transactions have been eliminated.

      (b) Cash and Cash Equivalents

          For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits in other banks, and other short-term investment securities with original maturities of three months or less. Savings and loan associations are required by the Federal Reserve Bank to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. The reserve balance for First Nationwide at December 31, 1996 was $2.0 million.

      (c) Securities and Mortgage-backed Securities

          The Company's investment in securities consists primarily of U.S. government and agency securities and mortgage-backed securities. Parent Holdings classifies debt and equity securities, including mortgage-backed securities, into one of three categories: held to maturity, available for sale or trading securities. Securities held to maturity represent securities which management has the positive intent and ability to hold to maturity and are reported at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. All other securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity until realized. Should an other than temporary decline in the fair value of a security classified as held to maturity or available for sale occur, the carrying value of such security would be written down to fair value by a charge to operations. Realized gains or losses on securities available for sale are computed on a specific identification basis and are accounted for on a trade-date basis.

          The Financial Accounting Standards Board ("FASB") issued a Special Report in November 1995, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the "Special Report"). The Special Report provided all entities an opportunity to reassess their ability and intent to hold securities to maturity and allowed a one time reclassification of securities from held-to-maturity to available-for-sale without "tainting" the remaining held-to-maturity securities. On December 29, 1995, the Company reclassified $1.5 billion and $231.8 million in carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from the respective held-to-maturity categories to securities available for sale.

          Amortization and accretion of premiums and discounts relating to mortgage-backed securities is recognized using the interest method over the estimated lives of the underlying mortgages with adjustments based on prepayment experience.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      (d) Loans Held for Sale, Net

          One- to four-family residential mortgage loans originated and intended for sale in the secondary market and other loans which are expected to be sold in the near term are carried at the lower of cost or market value as determined by outstanding commitments from investors or current investor yield requirements calculated on an aggregate basis. Net unrealized losses are recognized in a valuation allowance by charges to income.

      (e) Loans Receivable, Net

          Loans receivable, net, is stated at unpaid principal balances, less the allowance for loan losses, and net of deferred loan origination fees and purchase discounts or premiums.

          Discounts or premiums on one- to four-family residential mortgage loans are accreted or amortized to income using the interest method over the remaining period the loans are expected to be outstanding. Discounts or premiums on consumer and other loans are recognized over the lives of the loans using the interest method.

          A significant portion of the Company's real estate loan portfolio is comprised of adjustable-rate mortgages. The interest rate and payment terms of these mortgages adjust on a periodic basis in accordance with various published indices. The majority of these adjustable-rate mortgages have terms which limit the amount of interest rate adjustment that can occur each year and over the life of the mortgage. During periods of limited payment increases, negative amortization may occur on certain adjustable-rate mortgages (see note 32).

          The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on such factors as the Company's past loan loss experience, delinquency trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. As management utilizes information currently available to make such evaluation, the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors. Additionally, regulatory authorities, as an integral part of their regular examination process, review the Bank's allowance for estimated losses on a periodic basis. These authorities may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

          Uncollectible interest on loans that are contractually ninety days or more past due is charged off, or an allowance is established, based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received. When, in management's judgment, the borrower's ability to make periodic interest and principal payments resumes, the loan is returned to accrual status.

      (f) Impaired Loans

          Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS No. 118"). Under SFAS No. 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For Parent Holdings, loans collectively reviewed for impairment include all single-family loans, and performing multi-family and

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      commercial real estate loans under $500,000, excluding loans which have entered the workout process. The adoption of SFAS No. 114, as amended by SFAS No. 118, had no material impact on the Company's consolidated financial statements as the Company's existing policy of measuring loan impairment was consistent with methods prescribed in these standards.

          The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Any insignificant delay (i.e., 60 days or less) or insignificant shortfall in amount of payments will not cause a loan to be considered impaired. In determining impairment, Parent Holdings considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings, and performing loans which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. The Company bases the measurement of collateral-dependent impaired loans, which represent substantially all of the Company's loan portfolio, on the fair value of the loan's collateral. The amount, if any, by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance.

          Cash receipts on impaired loans not performing according to contractual terms are generally used to reduce the carrying value of the loan, unless the Company believes it will recover the remaining principal balance of the loan. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of collateral of impaired loans are included in provision for loan losses. Upon disposition of an impaired loan, loss of principal, if any, is recorded through a charge-off to the allowance for loan losses.

      (g) Loan Origination and Commitment Fees and Related Costs

          Loan origination fees, net of direct underwriting and closing costs, are deferred and amortized to interest income using the interest method over the contractual term of the loans, adjusted for actual loan prepayment experience. Unamortized fees on loans sold or paid in full are recognized as income. Adjustable-rate loans with lower initial interest rates during the introductory period result in the amortization of a substantial portion of the net deferred fee during the introductory period.

          Fees received in connection with loan commitments are deferred and recognized as fee revenue on a straight-line basis over the term of the commitment. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the term of the loan as an adjustment to yield.

          Commitment fees paid to investors, for the right to deliver permanent residential mortgages in the future to the investors at a specified yield, are deferred. Amounts are included in the recognition of gain
      (loss) on sale of loans as loans are delivered to the investor in proportion to the percentage relationship of loans delivered to the total commitment amount. Any unused fee is recognized as an expense at the expiration of the commitment date, or earlier, if it is determined that the commitment will not be filled.

          Other loan fees and charges, which represent income from the prepayment of loans, delinquent payment charges, and miscellaneous loan services, are recognized as income when collected.

      (h)     Office Premises and Equipment

          Land is carried at cost. Premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Premises, equipment and leasehold improvements are depreciated or amortized on a straight-line basis over the lesser of the lease term or the estimated useful lives of the various classes of assets.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      Maintenance and repairs on premises and equipment are charged to expense in the period incurred.

          Closed facilities of the Company and its subsidiaries are carried at fair value. In the case of leased premises that are vacated by the Bank, a liability is recorded representing the difference between the net present value of future lease payments and holding costs and the net present value of anticipated sublease income, if any, for the remaining term of the lease.

      (i)     Foreclosed Real Estate

          Real estate acquired through foreclosure is carried at the lower of cost or fair value less estimated disposal costs at the time of foreclosure. Subsequent to foreclosure, the Company charges current earnings with a provision for estimated losses when the carrying value of the collateral property exceeds its fair value.

      (j)     Intangible Assets

          Intangible assets, which primarily consist of the excess of cost over fair value of net assets acquired in business combinations accounted for as a purchase, are amortized on a straight-line basis over the expected period to be benefited of 15 years. The Company periodically reviews the operations of the businesses acquired to determine that income from operations continues to support the recoverability of its intangible assets and the amortization periods used.

          The Company's adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") effective January 1, 1996, which provides guidance for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related to assets to be held and used by an entity and assets to be disposed of, had no material impact on the Company's consolidated financial statements.

      (k)     Mortgage Servicing Rights

          The Company purchases mortgage servicing rights separately or it may acquire mortgage servicing rights by purchasing or originating mortgage loans and selling those loans with servicing rights retained. Generally, purchased mortgage servicing rights are capitalized at the cost to acquire the rights and are carried at the lower of cost, net of accumulated amortization, or fair value. Originated mortgage servicing rights are capitalized based on the relative fair value of the servicing right to the fair value of the loan and are recorded at the lower of the capitalized amount, net of accumulated amortization, or fair value.

          Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of the mortgage servicing rights is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates.

          On May 12, 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment to Statement No. 65" ("SFAS No. 122"). This statement provides guidance for the recognition of mortgage servicing rights as an asset when a mortgage loan is sold and servicing rights are retained. The Company elected to adopt this standard effective April 1, 1995. The result of the adoption was to capitalize approximately $71 million and $17 million in mortgage servicing rights related to loans originated by the Company in 1996 and 1995, respectively.

          SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing rights based on its fair value. To determine the fair value of mortgage servicing rights created since April 1, 1995, the Company uses market prices for comparable mortgage servicing contracts, when available, or alternatively uses a valuation model that calculates the present value of future net servicing income. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income,

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      which include estimates of the cost of servicing, the discount rate, mortgage escrow earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

          SFAS No. 122 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount and current fair value of the servicing rights. In determining impairment, the Company aggregates all mortgage servicing rights, including those capitalized prior to adoption of SFAS No. 122, and stratifies them based on the predominant risk characteristics of interest rate, loan type and investor type. A valuation allowance is established for any excess of amortized cost over the current fair value, by risk stratification, by a charge to income.

          The carrying value of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing income. A decline in long-term interest rates generally results in an acceleration in mortgage loan prepayments. Higher levels of prepayments would result in an acceleration of the amortization of mortgage servicing rights, causing a reduction in the Company's servicing fee income. However, further declines in long-term interest rates could cause the level of prepayments to exceed management's estimates.

          The Company has employed hedging techniques through the use of interest rate floor contracts and principal-only swap agreements to reduce the sensitivity of its earnings and value of its servicing rights to declining interest rates and borrower prepayments as further discussed in note 18. The premium paid by the Company on the interest rate floor contracts is amortized against the carrying value of mortgage servicing rights based on the option decay rate. Amounts receivable or payable under the principal-only swap agreements are recorded as a separate asset or liability which is included in the carrying value of mortgage servicing rights.

      (l) Gains/Losses on Sales of Mortgage Loans

          Mortgage loans are generally sold with the mortgage servicing rights retained by the Company. Effective with the adoption of SFAS No. 122 on April 1, 1995, the carrying value of mortgage loans sold was reduced by the cost allocated to the associated mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. Such gains and losses are adjusted by the amount of excess servicing fees recorded. Excess servicing exists when the servicing fee on a mortgage loan sold with servicing retained exceeds a "normal" servicing fee (typically .25% to .44% per annum of the mortgage loan principal amount). The gain or loss is adjusted to provide for the recognition of a normal service fee rate over the estimated lives of the loans. Deferred origination fees and expenses, net of commitment fees paid in connection with the sale of the loans, are recognized at the time of sale in the gain or loss determination.

      (m) Servicing Fee Income

          Servicing fee income represents the fees earned for servicing mortgage loans under servicing agreements with the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), and certain private investors. The fees are based on a contractual percentage of the outstanding principal balance or a fixed amount per loan and are recorded as income when received. Amortization of capitalized excess servicing is netted against loan servicing fees to reflect a normal servicing fee. The amortization of excess servicing fees and mortgage servicing rights is netted against servicing fee income.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      (n) Interest Rate Swap Agreements

          The Bank is a party to various interest rate swap agreements as a means of managing its interest rate exposure relative to the Bank's FHLB advances. Amounts receivable or payable under these derivative financial instruments are recognized as adjustments to interest expense of the hedged liability (FHLB advances). Gains and losses on early termination of these agreements are included in the carrying amount of the related liability and amortized over the remaining terms of the liability.

      (o) Income Taxes

          For Federal income tax purposes, Parent Holdings and FN Holdings are members of the Mafco Holdings Inc. ("Mafco," the indirect parent of FN Holdings) affiliated group, and accordingly, their Federal taxable income or loss will be included in the consolidated Federal income tax return filed by Mafco. Parent Holdings may also be included in certain state and local income tax returns of Mafco or its subsidiaries. FN Holdings' tax sharing agreement with Mafco provides that income taxes will be based on the separate results of FN Holdings. The agreement generally provides that FN Holdings will pay to Mafco amounts equal to the taxes that FN Holdings would be required to pay if it were to file a return separately from the affiliated group. Furthermore, the agreement provides that FN Holdings shall be entitled to take into account any net operating loss carryovers in determining its tax liability. The agreement also provides that Mafco will pay FN Holdings amounts equal to tax refunds FN Holdings would be entitled to if it had always filed a separate company tax return. Parent Holdings has not entered into any tax sharing agreements.

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (p) Extraordinary Gain or Loss from Extinguishment of Debt

          During 1996, First Nationwide repurchased $44 million aggregate principal amount of the $50 million in Senior Notes assumed in the SFFed Acquisition resulting in an extraordinary loss of approximately $1.6 million, net of income taxes, on the early extinguishment of debt. During 1995, First Nationwide prepaid $250 million in FHLB advances resulting in an extraordinary gain of approximately $2.0 million, net of income taxes, on the early extinguishment of such borrowings. During 1994, First Nationwide prepaid $95.2 million in FHLB advances resulting in an extraordinary gain of approximately $1.4 million, net of income taxes, on the early extinguishment of debt.

      (q) Management's Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      (r) Reclassification

          Certain amounts within the consolidated financial statements have been reclassified to conform to the current year presentation.

      (s) Fair Value of Financial Instruments

          Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), requires the disclosure in the financial statements, or notes thereto, of fair value information for financial instruments, as defined, whether or not recognized in the balance sheet, for which it is practical to estimate fair value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Fair values, estimates and assumptions are set forth in note 33.

      (t) Newly Issued Accounting Pronouncements

          On June 28, 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

          SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS No. 127"). SFAS No. 127 defers for one year the effective date (i) of paragraph 15 of SFAS No. 125 and (ii) of paragraphs 9-12 and 237(b) of SFAS No. 125 for repurchase agreement, dollar-roll, securities lending and similar transactions. SFAS No. 127 provides additional guidance on the types of transactions for which the effective date of SFAS No. 125 has been deferred. It also requires that if it is not possible to determine whether a transaction occurring during calendar-year 1997 is part of a repurchase agreement, dollar-roll, securities lending, or similar transaction, then paragraphs 9-12 of SFAS No. 125 should be applied to that transfer. Although the Company has not yet adopted SFAS No. 125, management does not expect such adoption to have a material impact on the Company's consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(4)   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands)

      Cash paid for interest for the years ended December 31, 1996, 1995 and 1994 was $841,192, $702,254 and $184,499, respectively.

      During the year ended December 31, 1996, noncash activity consisted of transfers from loans receivable to foreclosed real estate of $109.8 million, the reclassification of certain consumer loans from loans held for sale to loans receivable totalling $27.7 million, a $46.8 million dividend paid in the form of a loan receivable from an affiliate and the issuance of additional FN Holdings' preferred stock through preferred stock dividends to minority stockholders of $.8 million.

      During the year ended December 31, 1995, noncash activity consisted of the reclassification of $1.5 billion and $231.8 million historical carrying value of mortgage-backed securities and U. S. government and agency securities, respectively, from the held-to-maturity portfolio to the available-for-sale portfolio (see note 3). In addition, $326.0 million of consumer loans were reclassified from loans receivable to loans held for sale, transfers from loans receivable to foreclosed real estate amounted to $79.6 million, and $376.3 million was transferred from loans receivable to mortgage-backed securities to be held to maturity representing the securitization of certain of the Bank's qualifying single-family loans.

      During the year ended December 31, 1994, noncash activity consisted of the transfer of $21.8 million from loans receivable to foreclosed real estate and the transfer of $1.3 billion from loans receivable to mortgage-backed securities to be held to maturity representing the securitization of certain of the Bank's qualifying single-family loans. The transfer to foreclosed real estate was net of a $4 million write-down, which was recorded as a receivable from the FSLIC/RF (other assets), resulting from the expiration of coverage of a multi-family residential commercial loan.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(5)   SECURITIES AVAILABLE FOR SALE

      At December 31, 1996 and 1995, securities available for sale and the related unrealized gain or loss consisted of the following (in thousands):

                                                                              DECEMBER 31, 1996
                                                     ----------------------------------------------------------------------
                                                                        GROSS           GROSS           NET
                                                       AMORTIZED      UNREALIZED     UNREALIZED     UNREALIZED    CARRYING
                                                         COST           GAINS          LOSSES          GAIN         VALUE
                                                         ----           -----          ------          ----         -----
   Marketable equity securities                         $ 27,034         $34,954       $    --        $34,954      $ 61,988
   U.S. government and agency obligations                480,317             936        (1,222)          (286)      480,031
                                                        --------         -------       -------        -------      --------

         Total                                          $507,351         $35,890       $(1,222)        34,668      $542,019
                                                        ========         =======       =======                     ========
   Minority interest - Hunter's Glen                                                                   (6,240)
   Estimated tax effect                                                                                (3,466)
                                                                                                      -------
         Net unrealized holding gain
             in stockholder's equity                                                                  $24,962
                                                                                                      =======

                                                                              DECEMBER 31, 1995
                                                     ----------------------------------------------------------------------
                                                                       GROSS           GROSS           NET
                                                       AMORTIZED      UNREALIZED     UNREALIZED     UNREALIZED    CARRYING
                                                         COST           GAINS          LOSSES          GAIN         VALUE
                                                         ----           -----          ------          ----         -----
   Marketable equity securities                         $ 34,000         $80,068        $  --         $80,068     $114,068
   U.S. government and agency obligations                231,794           2,768          (69)          2,699      234,493
                                                        --------         -------        -----         -------    ---------

         Total                                          $265,794         $82,836        $(69)          82,767     $348,561
                                                        ========         =======        ====                      ========
   FDIC portion of unrealized gain on
      marketable equity securities                                                                    (34,534)
   Minority interest - Hunter's Glen                                                                   (8,682)
   Estimated tax effect                                                                                (4,822)
                                                                                                      -------
         Net unrealized holding gain
           in stockholder's equity                                                                    $34,729
                                                                                                      =======

      The following represents a summary of the amortized cost, carrying value and weighted average yield of securities available for sale with related maturities (dollars in thousands):

                                                              DECEMBER 31, 1996
                                                   -------------------------------------------
                                                                                      WEIGHTED
                                                   AMORTIZED         CARRYING          AVERAGE
                                                     COST             VALUE            YIELD
                                                     ----             -----            -----
  Marketable equity securities                     $27,034          $  61,988             --
  U.S. government and agency obligations:
       Maturing within 1 year                      157,673            157,807           5.74%
       Maturing after 1 year but
            within 5 years                         322,644            322,224           6.75
       Maturing after 5 years
           through 10 years                             --                 --             --
                                                  --------           --------           ----
           Total                                  $507,351           $542,019           6.42%
                                                  ========           ========           ====


      On December 29, 1995, the Company reclassified $231.8 million in carrying value of U.S. government and agency securities from held-to-maturity to securities available for sale. This reclassification resulted in a net after-tax increase in

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

the unrealized gain account in stockholder's equity and minority interest - Hunter's Glen of $1.9 million and $.5 million, respectively.

      At December 31, 1996, U.S. government and agency obligations available for sale of $91.6 million were pledged as collateral for various obligations.

      Marketable equity securities available for sale at December 31, 1996 represents approximately 5.93% of the outstanding stock of Affiliated Computer Services ("ACS"), representing 2.24% of the voting power, with an original cost basis of $27 million. Pursuant to the terms of a settlement agreement dated June 17, 1991 between the Bank, ACS, and the FDIC, the FDIC was entitled to share in a defined portion of the proceeds from the sale of the stock, which, at December 31, 1995, approximated $34.5 million, and which was recorded in other liabilities. On June 28, 1996, First Nationwide sold 2,000,000 shares of its investment in common stock of ACS and acquired the FDIC's interest in the remaining shares of ACS owned by the Bank. A pre-tax gain of $40.4 million resulted from this transaction and was recorded as a gain on sale of assets in the 1996 consolidated statement of operations. The ACS stock represented the only marketable equity security classified as available for sale at December 31, 1996 and 1995.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(6)   SECURITIES HELD TO MATURITY

      At December 31, 1996 and 1995 securities held to maturity consist of the following (in thousands):

                                                                      DECEMBER 31, 1996
                                               ------------------------------------------------------------
                                                                  GROSS            GROSS
                                               AMORTIZED        UNREALIZED       UNREALIZED      ESTIMATED
                                                 COST             GAINS           LOSSES         FAIR VALUE
                                               ---------        ----------       ----------      ----------
      Municipal securities                       $  190            $ --             $ --            $  190
      U.S. government and agency
        obligations                               3,800              15               --             3,815
      Commercial paper                              282              --               --               282
                                                 ------            ----             ----            ------
              Total                              $4,272             $15             $ --            $4,287
                                                 ======            ====             ====            ======

                                                                      DECEMBER 31, 1995
                                               ------------------------------------------------------------
                                                                   GROSS           GROSS
                                               AMORTIZED        UNREALIZED       UNREALIZED      ESTIMATED
                                                 COST              GAINS            LOSSES       FAIR VALUE
                                               ---------        ----------       ----------      ----------
      Municipal securities                     $1,455             $ --             $ --           $1,455
                                               ======             ====             ====           ======

      As discussed in note 3 to the consolidated financial statements, securities with a carrying value of $231.8 million were reclassified from securities held to maturity to securities available for sale at December 29, 1995.

      The weighted average stated interest rates on securities held to maturity were 6.85% and 8.25% at December 31, 1996 and 1995, respectively.

      The following represents a summary of the carrying values (amortized cost), estimated fair values, and weighted average yield of securities held to maturity with related maturities (dollars in thousands):


                                                                      DECEMBER 31, 1996
                                                         -------------------------------------------
                                                                            ESTIMATED       WEIGHTED
                                                          AMORTIZED           FAIR           AVERAGE
                                                         COST  VALUE          YIELD
                                                         -----------        ---------
      Municipal securities:
        Maturing within 1 year                             $   --            $   --             --
        Maturing after 1 year but within 5 years               --                --             --
        Maturing after 10 years                               190               190           8.25%
      U.S. government and agency obligations:
        Maturing within 1 year                              3,800             3,815           6.88
      Commercial paper:
        Maturing within 1 year                                282               282           5.52
                                                           ------            ------           ----
             Total                                         $4,272            $4,287           6.85%
                                                           ======            ======           ====


            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(7)   MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

      At December 31, 1996 and 1995, mortgage-backed securities available for sale and the related unrealized gain or loss consisted of the following (in thousands):


                                                                                 DECEMBER 31, 1996
                                                      ---------------------------------------------------------------
                                                                    GROSS        GROSS         NET
                                                      AMORTIZED   UNREALIZED  UNREALIZED    UNREALIZED    CARRYING
                                                        COST        GAINS       LOSSES         GAIN         VALUE
                                                        ----        -----       ------         ----         -----
Mortgage-backed securities:
   GNMA                                              $   67,130     $   652     $   (95)      $   557    $   67,687
   FNMA                                                 523,894       5,113      (5,042)           71       523,965
   FHLMC                                                626,267      17,115        (310)       16,805       643,072
   Collateralized mortgage obligations                  364,675         497      (1,244)         (747)      363,928
                                                     ----------     -------     -------       -------    ----------
     Total                                           $1,581,966     $23,377     $(6,691)       16,686    $1,598,652
                                                     ==========     =======     =======                  ==========
Minority interest - Hunter's Glen                                                              (3,004)
Estimated tax effect                                                                           (1,669)
                                                                                              -------
   Net unrealized holding gain
     in stockholder's equity                                                                  $12,013
                                                                                              =======

                                                                                 DECEMBER 31, 1995
                                                      ---------------------------------------------------------------
                                                                     GROSS       GROSS         NET
                                                      AMORTIZED   UNREALIZED   UNREALIZED  UNREALIZED     CARRYING
                                                        COST         GAINS       LOSSES       GAIN         VALUE
                                                        ----        -----       ------         ----         -----
Mortgage-backed securities:
   GNMA                                              $   14,018      $   906    $    --      $   906    $   14,924
   FNMA                                                 294,070        5,643         --        5,643       299,713
   FHLMC                                                801,393       19,671         (1)      19,670       821,063
   Collateralized mortgage obligations                  345,699          793     (4,678)      (3,885)      341,814
                                                     ----------      -------    -------      -------    ----------
     Total                                           $1,455,180      $27,013    $(4,679)      22,334    $1,477,514
                                                     ==========      =======    =======                 ==========
Minority interest - Hunter's Glen                                                             (4,020)
Estimated tax effect                                                                          (2,233)
                                                                                             -------
   Net unrealized holding gain
     in stockholder's equity                                                                 $16,081
                                                                                             =======


      The following represents a summary of the amortized cost, carrying value and weighted average yield of mortgage-backed securities available for sale (dollars in thousands):

                                                                     DECEMBER 31, 1996
                                                        ---------------------------------------------
                                                                                             WEIGHTED
                                                          AMORTIZED         CARRYING          AVERAGE
                                                            COST              VALUE            YIELD
                                                          ---------         --------         --------
  Mortgage-backed securities:
    GNMA                                                $   67,130         $   67,687           8.37%
    FNMA                                                   523,894            523,965           6.55
    FHLMC                                                  626,267            643,072           7.54
    Collateralized mortgage obligations                    364,675            363,928           6.63
                                                        ----------         ----------           ----
      Total                                             $1,581,966         $1,598,652           7.04%
                                                        ==========         ==========           ====

      On December 29, 1995, the Company reclassified $1.5 billion in carrying value of mortgage-backed securities from held-to-maturity to securities available for sale. This reclassification resulted in a net after-tax increase in the unrealized gain account in stockholder's equity and minority interest-Hunter's Glen of $16.1 million and $4.0 million, respectively.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      At December 31, 1996 and 1995, mortgage-backed securities available for sale included securities totalling $53.0 million and $63.4 million, respectively, which resulted from the securitization of certain qualifying mortgage loans from First Nationwide's loan portfolio.

      At December 31, 1996 and 1995, mortgaged-backed securities available for sale included $1.1 billion and $979.0 million, respectively, of variable-rate securities.

      At December 31, 1996, mortgage-backed securities available for sale of $936.2 million were pledged as collateral for various obligations as further discussed in notes 20, 21 and 32. Further, at December 31, 1996, mortgage-backed securities available for sale with a carrying value of $33.4 million were pledged to FNMA associated with the sales of certain securitized multi-family loans.

(8)   MORTGAGE-BACKED SECURITIES HELD TO MATURITY

      At December 31, 1996 and 1995, mortgage-backed securities held to maturity consist of the following (in thousands):

                                                                       DECEMBER 31, 1996
                                                      ----------------------------------------------------
                                                                       GROSS        GROSS
                                                      AMORTIZED     UNREALIZED   UNREALIZED      ESTIMATED
                                                        COST           GAINS       LOSSES       FAIR VALUE
                                                      ---------     ----------   ----------     ----------
      FHLMC                                         $  405,488        $14,811       $ --         $  420,299
      FNMA                                           1,214,002         17,444        (70)         1,231,376
      Other mortgage-backed securities                   2,172             --         --              2,172
                                                    ----------        -------       ----         ----------
                                                    $1,621,662        $32,255       $(70)        $1,653,847
                                                    ==========        =======       ====         ==========

                                                                      DECEMBER 31, 1995
                                                      ----------------------------------------------------
                                                                       GROSS        GROSS
                                                      AMORTIZED     UNREALIZED   UNREALIZED      ESTIMATED
                                                        COST           GAINS       LOSSES       FAIR VALUE
                                                      ---------     ----------   ----------     ----------
      FHLMC                                         $  533,208        $15,285       $ --         $  548,493
      FNMA                                             988,700         27,424         --          1,016,124
      Other mortgage-backed securities                   2,580             --         --              2,580
                                                    ----------        -------       ----         ----------
                                                    $1,524,488        $42,709       $ --         $1,567,197
                                                    ==========        =======       ====         ==========

      Mortgage-backed securities with a carrying value of $1.5 billion were reclassified from mortgage-backed securities held to maturity to mortgage-backed securities available for sale on December 29, 1995. The weighted average stated interest rates on mortgage-backed securities held to maturity were 7.27% and 7.46% at December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, mortgage-backed securities held to maturity included variable-rate securities totalling $1.6 billion and $1.5 billion, respectively, which resulted from the securitization of certain qualifying mortgage loans from First Nationwide's loan portfolio, and which have been securitized with FNMA and FHLMC with full recourse to the Bank.

      At December 31, 1996, mortgage-backed securities held to maturity of $1.4 billion were pledged as collateral for various obligations as further discussed in notes 20, 21 and 32.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(9)   LOANS HELD FOR SALE, NET

      Loans held for sale at the lower of aggregate amortized cost or estimated market value, are summarized as follows:

                                                         1996            1995
                                                         ----            ----
1-4 unit residential real estate loans                  $825,316      $  877,393
Consumer loans                                                --         326,019
                                                        --------      ----------
                                                        $825,316      $1,203,412
                                                        ========      ==========

      At December 31, 1996, loans held for sale of $120.7 million were pledged as collateral for securities sold under agreements to repurchase.

(10)  LOANS RECEIVABLE, NET

      At December 31, 1996 and 1995, loans receivable, net, included the following (in thousands):

                                                      1996               1995
                                                      ----               ----
Real estate loans:
     1-4 unit residential                        $  6,117,974      $  5,423,411
     5+ unit residential                            2,163,992         1,854,333
     Commercial                                     1,977,732         1,716,121
     Construction                                      11,242                --
     Land                                              11,074             8,840
                                                 ------------      ------------
                                                   10,282,014         9,002,705
     Undisbursed loan funds                            (4,669)               --
                                                 ------------      ------------
         Total real estate loans                   10,277,345         9,002,705
                                                 ------------      ------------
Equity-line loans                                     243,011           110,830
Other consumer loans                                   64,812            60,106
Commercial loans                                       29,651             1,913
                                                 ------------      ------------
         Total consumer and other loans               337,474           172,849
                                                 ------------      ------------
         Total loans receivable                    10,614,819         9,175,554
Deferred fees and unearned premiums                     4,740            19,423
Allowance for loan losses                            (246,556)         (210,484)
Purchase accounting discounts, net                   (150,624)         (153,475)
                                                 ------------      ------------
         Total loans receivable, net             $ 10,222,379      $  8,831,018
                                                 ============      ============

      The Bank's lending activities are principally conducted in California, Georgia, Texas and Florida.

      At December 31, 1996, $7.1 billion in residential loans were pledged as collateral for FHLB advances as further discussed in note 21.

      As a result of the FN Acquisition, the Bank assumed obligations for certain loans sold with recourse. The outstanding balances of loans sold with recourse at December 31, 1996 totalled $490.9 million. No loans were sold with recourse during the years ended December 31, 1996, 1995 and 1994. The Bank evaluates the credit risk of loans sold with recourse and, if necessary, records a liability (other liabilities) for estimated losses related to these potential obligations.

                     FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


      The following table indicates the carrying value of loans which have been placed on nonaccrual status as of the dates indicated (in thousands):

                                                             AT DECEMBER 31,
                                                          --------------------
                                                          1996            1995
                                                          ----            ----
Nonaccrual loans:
     Real estate:
         1-4 unit residential                            $146,283       $135,710
         5+ unit residential                               12,713         23,253
         Commercial and other                               9,406          9,280
         Land                                                  --            136
         Construction                                         788             --
                                                         --------       --------
                  Total real estate                       169,190        168,379
         Non-real estate                                    3,032          3,159
                                                         --------       --------
                  Total nonaccrual loans                 $172,222       $171,538
                                                         ========       ========

      The following table indicates the carrying value of loans classified as troubled debt restructurings, as of December 31, 1996 and 1995 (in thousands):

                                                            AT DECEMBER 31,
                                                       -----------------------
                                                       1996               1995
                                                       ----               ----
      1-4 unit residential real estate               $  3,113          $  8,479
      5+ unit residential real estate                  67,621           146,971
      Commercial and other real estate                 54,057            79,000
                                                     --------          --------
         Total restructured loans                    $124,791          $234,450
                                                     ========          ========

      At December 31, 1996, the Company's loan portfolio totalling $10.6 billion is concentrated in California. The financial condition of the Company and the Bank are subject to general economic conditions such as the volatility of interest rates and real estate market conditions and, in particular, to conditions in the California residential real estate market. Any downturn in the economy generally, and in California in particular, could further reduce real estate values. An increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, in the event interest rates rise or real estate market values decline, particularly in California, the Company and the Bank may find it difficult to maintain asset quality and may require additional allowances for loss above the amounts currently estimated by management.

      For nonaccrual loans and loans classified as troubled debt restructurings, the following table summarizes the interest income recognized ("Recognized") and total interest income that would have been recognized had the borrowers performed under the original terms of the loans ("Contractual") for the years ended December 31, 1996 and 1995 (in thousands).


                                   DECEMBER 31, 1996       DECEMBER 31, 1995
                              ------------------------  ------------------------
                              RECOGNIZED   CONTRACTUAL  RECOGNIZED   CONTRACTUAL
                              ----------   -----------  ----------   -----------

Restructured loans              $12,977      $13,430      $22,098       $33,093
Nonaccrual loans                  4,860       13,752        6,136        15,329
                                -------      -------      -------       -------
                                $17,837      $27,182      $28,234       $48,422
                                =======      =======      =======       =======

      At December 31, 1996 and 1995, the Bank and its wholly-owned subsidiary, FGB Realty Advisors, Inc., managed principally non-performing loan and asset portfolios totalling $1.0 billion and $1.3 billion, respectively, for investors. Revenues related to such activities are included in management fees in the accompanying statements of operations.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      Activity in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994 is summarized as follows (in thousands):

                                         1996            1995            1994
                                         ----            ----            ----
Balance - January 1                   $ 210,484       $ 202,780       $   2,250
Purchases, net                           38,486              --         201,927
Provision for loan losses                39,600          37,000           6,226
Charge-offs                             (44,785)        (32,344)         (9,676)
Recoveries                                2,771           3,048           2,053
                                      ---------       ---------       ---------
Balance - December 31                 $ 246,556       $ 210,484       $ 202,780
                                      =========       =========       =========

      FN Holdings loaned approximately $46.8 million to an affiliate on March 1, 1996. Such loan bore interest at the rate of 10.5% over the prevailing yield to maturity of the five-year United States treasury note, and was an unsecured subordinated obligation of the borrower guaranteed by certain other affiliates of FN Holdings, which obligation to FN Holdings was evidenced by a promissory note (the "Promissory Note"). Management believes that the terms and conditions of such loan were at least as favorable to FN Holdings as might have been obtained in a similar transaction with an unaffiliated party. On May 15, 1996, FN Holdings distributed the Promissory Note to Parent Holdings as a partial redemption of and dividends on class C common stock. Parent Holdings distributed the Promissory Note in the form of a dividend to an affiliate.

      Upon receipt of the proceeds from the issuance of the FN Holdings Preferred Stock (as defined herein) to a corporation owned by the Chairman of the Board of the Bank, FN Holdings loaned approximately $19 million to an affiliate. Such loan accrued interest at the rate of 14%, and was an unsecured subordinated obligation of the borrower, which obligation to FN Holdings was evidenced by a promissory note. Management believes that the terms and conditions of such loan were at least as favorable to FN Holdings as might have been obtained in a similar transaction with an unaffiliated party. On January 3, 1997, such loan, together with the accrued interest thereon, was repaid to FN Holdings.

(11)  IMPAIRED LOANS

      The Company's adoption of SFAS No. 114, as amended by SFAS No. 118, effective January 1, 1995, had no material impact on the Company's consolidated financial statements as the Company's existing policy of measuring loan impairment was consistent with methods prescribed in these standards.

      At December 31, 1996, the carrying value of loans that are considered to be impaired under SFAS No. 114 totalled $102.1 million (of which $22.6 million were on nonaccrual status). The average recorded investment in impaired loans during the year ended December 31, 1996 was approximately $103.7 million. For the year ended December 31, 1996, the Company recognized interest income on those impaired loans of $10.7 million, which included $.3 million of interest income recognized using the cash basis method of income recognition.

      At December 31, 1995, the carrying value of loans that are considered to be impaired under SFAS No. 114 totalled $125.4 million (of which $29.6 million were on nonaccrual status). The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $125.5 million. For the year ended December 31, 1995, the Company recognized interest income on those impaired loans of $12.9 million, which included $.2 million of interest income recognized using the cash method of income recognition.

      Generally, specific allowances for loan losses relative to impaired multi-family and commercial real estate loans, which comprised the majority of impaired loans at December 31, 1996, have not been established. Generally, the carrying value of such loans, net of purchase accounting adjustments, does not exceed the loans' related collateral values less estimated selling costs. There have been no significant multi-family or commercial real estate loans originated since October 1, 1994.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(12)  PUT AGREEMENT

      In connection with the FN Acquisition, the Bank assumed generally the same rights under an agreement ("Put Agreement") Old FNB had with Granite Management and Disposition, Inc. ("Granite"), an indirect subsidiary of Ford Motor, whereby Old FNB had the option to sell ("put") to Granite, on a quarterly basis, up to approximately $500 million of certain assets, primarily non-performing commercial real estate loans and residential mortgage loans with an original principal balance greater than $250,000. The Put Agreement expired on November 30, 1996. The aggregate purchase price of assets "put" to Granite equals $500 million, including assets "put" to Granite by Old FNB through October 3, 1994. The purchase price represents the outstanding principal balance, accrued interest and certain other expenses.

(13)  RECEIVABLES FROM THE FSLIC/RF-- COVERED ASSETS

      In June 1995, the FDIC, as manager of the FSLIC/RF, as successor to the FSLIC, exercised its rights under the Assistance Agreement to purchase substantially all of the remaining Covered Assets as of June 1, 1995 at the fair market value of such assets and further purchased additional assets from the remaining Covered Asset portfolio in September 1995 as part of the FDIC Purchase. Any losses sustained by First Nationwide as a result of the FDIC Purchase were reimbursed under the Capital Loss Coverage provision of the Assistance Agreement. Proceeds from this transaction were reinvested in the normal course of business.

      On August 19, 1996, the Bank and the FSLIC/RF executed an agreement which resulted in the termination of the Assistance Agreement. As a result of the agreement, the FSLIC/RF paid the Bank the remaining Covered Asset balance of $39 million and, among other things, assumed the responsibility for the disposition of several litigation matters involving Covered Assets which had been retained by the Bank following the FDIC Purchase. In connection with the agreement, a gain of $25.6 million was recorded.

(14)  INVESTMENT IN FHLB

      The Company's investment in FHLB stock is carried at cost. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in the FHLB in an amount equal to the greater of (i) 1% of the aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (ii) .3% of total assets, or (iii) 5% of its advances (borrowings) from the FHLB of San Francisco. The Bank was in compliance with this requirement at December 31, 1996 and 1995. At December 31, 1996, the Bank's investment in FHLB stock was pledged as collateral for FHLB advances as further discussed in note 21.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(15)  OFFICE PREMISES AND EQUIPMENT, NET

      Office premises and equipment, net at December 31, 1996 and 1995 is summarized as follows (dollars in thousands):

                                                                                             ESTIMATED
                                                                                             DEPRECIABLE
                                                                                              LIVES AT
                                                             1996              1995       DECEMBER 31, 1996
                                                             ----              ----       -----------------
     Land                                                  $ 19,084         $ 17,952              --
     Buildings and leasehold improvements                    40,103           46,652              25
     Furniture and equipment                                 50,559           37,697               6
     Construction in progress                                10,601            2,471              --
                                                           --------         --------
                                                            120,347          104,772
     Accumulated depreciation and amortization              (20,183)         (11,263)
                                                           --------         --------
     Total office premises and equipment, net              $100,164         $ 93,509
                                                           ========         ========

      Depreciation and amortization expense of office premises and equipment for the years ended December 31, 1996, 1995 and 1994 totalled $10.9 million, $8.8 million and $2.5 million, respectively.

      First Nationwide rents certain office premises and equipment under long-term, noncancelable operating leases expiring at various dates through 2015. Rental expense under such operating leases, included in occupancy and equipment expense, for the years ended December 31, 1996, 1995 and 1994 totalled $19.3 million, $22.6 million and $4.2 million, respectively. Rental income from subleasing agreements for the years ended December 31, 1996, 1995 and 1994 totalled $1.6 million, $2.2 million and $.4 million, respectively. At December 31, 1996, the projected minimum rental commitments, net of sublease agreements, under terms of the leases were as follows (in thousands):

                YEAR ENDED
                ----------
                  1997                                         $14,912
                  1998                                          13,434
                  1999                                          11,385
                  2000                                           9,338
                  2001                                           4,134
                  2002 and thereafter                            5,980
                                                               -------
                      Total                                    $59,183
                                                               =======

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(16)  FORECLOSED REAL ESTATE, NET

      Foreclosed real estate, net, at December 31, 1996 and 1995 consists of the following (in thousands):

                                                          1996             1995
                                                          ----             ----
1-4 unit residential real estate                       $ 31,440        $ 33,694
Multifamily real estate                                   9,176          14,368
Commercial real estate                                   14,646             506
Less allowance for losses                                (3,275)            (33)
                                                       --------        --------
   Total foreclosed real estate, net                   $ 51,987        $ 48,535
                                                       ========        ========

      Activity in the specific allowance for losses on foreclosed real estate for the years ended December 31, 1996, 1995 and 1994 is summarized as follows (in thousands):


                                            1996           1995            1994
                                            ----           ----            ----
Balance - January 1                       $    33        $    27        $   223
Purchases                                   7,910             --             --
Provision for losses                        1,021             --             --
Charge-offs                                (5,702)           (53)          (248)
Recoveries                                     13             59             52
                                          -------        -------        -------
Balance - December 31                     $ 3,275        $    33        $    27
                                          =======        =======        =======

(17)  ACCRUED INTEREST RECEIVABLE

      Accrued interest receivable at December 31, 1996 and 1995 is summarized as follows (in thousands):


                                                            1996          1995
                                                            ----          ----
Cash and cash equivalents and securities                  $  8,399     $  4,387
Mortgage-backed securities                                  24,110       21,200
Loans receivable and loans held for sale                    73,525       75,017
                                                          --------     --------
   Total accrued interest receivable                      $106,034     $100,604
                                                          ========     ========

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(18)  MORTGAGE SERVICING RIGHTS

      The following is a summary of activity for mortgage servicing rights ("MSR") purchased ("Purchased"), originated ("Originated"), and excess servicing fees receivable ("Excess") for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                                                                         MSR
                                                        PURCHASED     ORIGINATED        EXCESS          HEDGE          TOTAL
                                                        ---------     ----------        ------          -----          -----

Balance at December 31, 1993                            $     --       $    --          $    --         $   --        $     --
  Additions from FN Acquisition                           90,000            --               --             --          90,000
  Additions - other                                           68            --              276             --             444
  Amortization                                            (3,600)           --               (4)            --          (3,604)
                                                        -------        -------          -------         ------         -------
Balance at December 31, 1994                              86,568            --              272             --          86,840
  Additions from Maryland Acquisition                     76,369            --               --             --          76,369
  Additions from Lomas 1995 Purchase                      93,362            --               --             --          93,362
  Additions - other                                          774        16,824            1,078             --          18,676
  Amortization                                           (33,324)         (454)            (114)            --         (33,892)
                                                        --------       -------          -------         ------        --------
Balance at December 31, 1995                             223,749        16,370            1,236             --         241,355
  Additions from Lomas 1996 Purchase                     105,029                             --             --         105,029
  Additions from SFFed Acquisition                        16,000            --               --             --          16,000
  Additions from Home Federal Acquisition                  3,060                             --             --           3,060
  Additions - other                                       64,421        70,622           10,406             --         145,449
  Premium on interest rate floor contracts                    --                             --          3,509           3,509
  Net received under principal-only
   swap agreements and floors                                 --            --               --            271             271
  Amortization                                           (84,499)       (4,944)          (1,263)          (275)        (90,981)
                                                        --------       -------          -------         ------        --------
Balance at December 31, 1996                            $327,760       $82,048          $10,379         $3,505        $423,692
                                                        ========       =======          =======         ======        ========

      At December 31, 1996, 1995 and 1994, the outstanding balances of single-family residential mortgage loan participations, whole loans and mortgage pass-through securities serviced for other investors by FNMC totalled $43.1 billion, $28.6 billion and $7.5 billion, respectively. In addition, FNMC had $5.7 billion and $3.0 billion of master servicing at December 31, 1996 and 1995, respectively.

      SFAS No. 122 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. At December 31, 1996 and 1995, no allowance for impairment of the mortgage servicing rights was necessary. The estimated fair value of the mortgage servicing rights was $529 million and $307 million at December 31, 1996 and 1995, respectively.

      At December 31, 1996 and 1995, servicing advances and other receivables related to single-family residential mortgage loan servicing, net of valuation allowances of $12.5 million and $6 million in 1996 and 1995, respectively, (included in other assets) consisted of the following (in thousands):


                                                      1996            1995
                                                      ----            ----
     Servicing advances                             $104,932        $ 57,359
     Corporate advances due from banks                55,601          73,566
     Other                                            31,828          35,042
                                                    --------        --------
                                                    $192,361        $165,967
                                                    ========        ========

      A decline in long-term interest rates generally results in an acceleration in mortgage loan prepayments. Higher than anticipated levels of prepayments generally cause the accelerated amortization of mortgage servicing rights and generally will result in the reduction of the market value of mortgage servicing rights and in the Company's servicing fee income. In order to reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company initiated a program

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

to hedge the change in value of its servicing rights based on changes in interest rates. At December 31, 1996, the Company, through FNMC, was a party to several interest rate floor contracts maturing on October 15, 2001 and November 15, 2001. The Company paid counterparties a premium in exchange for cash payments in the event that the 10-year Constant Maturity Treasury rate falls below the strike price. At December 31, 1996, the notional amount of the interest rate floors was $500 million and the strike prices were 5.0% and 6.5%. In addition, the Company, through FNMC, entered into principal-only swap agreements with a notional amount of $69 million. The estimated market value of the interest rate floor contracts and swaps designated as hedges against mortgage servicing rights at December 31, 1996 were $3.3 million and $.1 million, respectively.

(19)  DEPOSITS

      A summary of deposits and weighted average contractual interest rates at December 31, 1996 and 1995 follows (dollars in thousands):

                                                                 1996                          1995
                                                         ---------------------         ---------------------
                                                         AVERAGE     CARRYING          AVERAGE     CARRYING
                                                          RATE         VALUE             RATE        VALUE
                                                          ----         -----             ----        -----
  Passbook accounts                                       3.65%     $  840,685           2.17%   $   663,880
  Demand deposits:
   Interest-bearing                                       1.03         509,788            .98        684,079
   Noninterest-bearing                                      --         729,648             --        696,918
  Money market deposit accounts                           3.57         881,285           3.14      1,443,465
  Term accounts:
     3.00% or less                                         .53             125           2.82          2,882
     3.01 -  4.00%                                        3.87           3,268           3.68        112,564
     4.01 -  5.00                                         4.81         314,444           4.65        367,247
     5.01 -  6.00                                         5.52       4,096,186           5.49      3,053,770
     6.01 -  7.00                                         6.54         680,800           6.52      1,944,418
     7.01 -  8.00                                         7.21         359,261           7.34        935,780
     8.01 -  9.00                                         8.39          46,744           8.47        123,293
     9.01 - 10.00                                         9.16           2,010           9.29        149,434
    10.01 - 11.00                                           --              --          10.57          3,696
    11.01 - 12.00                                           --              --          11.52            788
    12.01 - 13.00                                        12.25              64          12.27          1,587
                                                         -----      ----------         ------    -----------
                                                          4.53%      8,464,308           4.67%    10,183,801
                                                         =====                         ======
   Accrued interest payable                                             31,901                        50,755
   Purchase accounting adjustments                                       5,674                         7,072
                                                                    ----------                   -----------
        Total deposits                                              $8,501,883                   $10,241,628
                                                                    ==========                   ===========

      The aggregate amount of jumbo certificates of deposit (term deposits) with a minimum denomination of $100,000 was approximately $868 million and $690 million at December 31, 1996 and 1995, respectively. Brokered certificates of deposit totalling $470 million and $965 million were included in deposits at December 31, 1996 and 1995, respectively. Total deposits at December 31, 1996 and 1995 include escrow balances for loans serviced for others of $550 million and $348 million, respectively.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      A summary of interest expense by deposit category for the years ended December 31, 1996, 1995 and 1994 follows (in thousands):

                                                     1996              1995          1994
                                                     ----              ----          ----
     Passbook accounts                             $ 31,418          $ 14,668      $  3,843
     Interest-bearing demand deposits                 5,398             6,953         1,809
     Money market deposit accounts                   32,073            50,847        16,137
     Term accounts                                  350,285           374,891        79,168
                                                   --------          --------      --------
                                                   $419,174          $447,359      $100,957
                                                   ========          ========      ========

      At December 31, 1996, term accounts had scheduled maturities as follows (in thousands):

       1997                                                        $4,371,939
       1998                                                           716,139
       1999                                                           137,232
       2000                                                           150,403
       2001                                                           120,116
       2002 and thereafter                                              7,073
                                                                   ----------
                                                                   $5,502,902
                                                                   ==========

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(20)  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

      A summary of information regarding securities sold under agreements to repurchase as of December 31, 1996 and 1995 follows (dollars in thousands):


                                                                                       DECEMBER 31, 1996
                                                               ---------------------------------------------------------
                                                                 UNDERLYING COLLATERAL           REPURCHASE LIABILITY
                                                               ----------------------------     ------------------------
                                                                 RECORDED         MARKET                        INTEREST
                                                                 VALUE (I)         VALUE          AMOUNT           RATE
                                                                 ---------        ------          ------         -------
Maturing within 30 days                                         $  626,260       $  636,069      $  609,949      5.61%
Maturing 30 days to 90 days                                        573,904          582,125         550,409       5.48
Maturing 90 days to 1 year                                         342,531          344,483         350,000       6.97
Maturing over 1 year                                                67,845           67,929          53,920       6.59
                                                                ----------       ----------      ----------
   Total  (ii)                                                   1,610,540        1,630,606       1,564,278
Purchase accounting adjustment                                       2,578            2,578             755
Accrued interest payable                                                --               --          18,354
                                                                ----------       ----------      ----------
                                                                $1,613,118       $1,633,184      $1,583,387
                                                                ==========       ==========      ==========

                                                                                      DECEMBER 31, 1995
                                                               ---------------------------------------------------------
                                                                UNDERLYING COLLATERAL           REPURCHASE LIABILITY
                                                               ----------------------------     ------------------------
                                                                  RECORDED        MARKET                         INTEREST
                                                                  VALUE (I)        VALUE          AMOUNT          RATE
                                                                 ---------        ------          ------         -------
Maturing within 30 days                                           $501,647       $  511,513       $487,528        5.82%
Maturing 30 days to 90 days                                        236,483          240,152        210,057        6.64
Maturing over 1 year                                               253,363          254,502        250,000        7.63
                                                                  --------       ----------       --------
   Total  (ii)                                                     991,493        1,006,167        947,585
Purchase accounting adjustment                                         554              554             --
Accrued interest payable                                                --               --         21,925
                                                                  --------       ----------       --------
                                                                  $992,047       $1,006,721       $969,510
                                                                  ========       ==========       ========

------------------

   (i) Recorded value includes accrued interest at December 31, 1996 and 1995. In addition, the recorded values at December 31, 1996 and 1995 include adjustments for the unrealized gain or loss on mortgage-backed securities available for sale.

  (ii) Total mortgage-backed securities collateral at December 31, 1996 and 1995 includes $1.1 billion and $585 million, respectively, in outstanding balances of loans securitized with full recourse to the Bank. The market value of such collateral was $1.1 billion and $600 million at December 31, 1996 and 1995, respectively.

      At December 31, 1996 and 1995, these agreements had weighted average stated interest rates of 5.90% and 6.48%, respectively. The underlying securities were delivered to, and are being held under the control of, third party securities dealers. These dealers may have loaned the securities to other parties in the normal course of their operations, but all agreements require the dealers to resell to First Nationwide the identical securities at the maturities of the agreements. The average daily balance of securities sold under agreements to repurchase was $2.1 billion and $1.6 billion during 1996 and 1995, respectively, and the maximum amount outstanding at any month-end during these periods was $2.7 billion and $2.2 billion, respectively.

      As of December 31, 1996, securities sold under agreements to repurchase were collateralized with $1.5 billion of mortgage-backed securities and $120.7 million of loans held for sale.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(21)   BORROWINGS

       Borrowings at December 31, 1996 and 1995 are summarized as follows (dollars in thousands):


                                                                            1996                        1995
                                                                 ------------------------    -------------------------
                                                                  CARRYING       AVERAGE      CARRYING       AVERAGE
                                                                   VALUE           RATE         VALUE          RATE
                                                                   -----           ----         -----          ----
  Fixed-rate borrowings from the FHLB                            $3,564,953         5.93%    $1,789,811          6.68%
  Variable-rate borrowings from the FHLB                            854,486         5.67        250,000          6.02
  Subordinated debentures due 2006                                   92,100        10.00         92,100         10.00
  Senior debt                                                         6,000        11.20             --            --
  Senior notes due 2001                                             200,000        12.25        200,000         12.25
  Senior notes due 2003                                             455,000        12.50             --            --
  Senior subordinated notes due 2003                                140,000         9.13             --            --
  Federal funds purchased                                            25,000         7.50         55,000          6.00
  Other borrowings                                                      885         8.54          3,755          7.91
                                                                 ----------        -----     ----------        -----
   Total borrowings                                               5,338,424         6.85      2,390,666         7.19
  Discount on senior notes due 2003                                 (4,651)        12.50             --           --
  Accrued interest payable                                           32,797           --         11,555           --
  Purchase accounting adjustments, net                              (1,676)           --         (9,359)          --
                                                                 ----------        -----     ----------        -----
   Total other borrowings                                        $5,364,894         6.85%    $2,392,862         7.19%
                                                                 ==========        =====     ==========        =====

      Maturities and weighted average stated interest rates of borrowings at December 31, 1996, not including accrued interest payable or purchase accounting adjustments, are as follows (dollars in thousands):

                                                                                                      WEIGHTED
                                                                      BALANCES MATURING            AVERAGE RATES
MATURITIES DURING THE YEARS                                 ----------------------------  ---------------------------
ENDING DECEMBER 31                                               FHLB            OTHER          FHLB         OTHER
------------------                                               ----            -----          ----         -----
 1997                                                       $2,741,311        $ 25,136           5.78%         7.51%
 1998                                                        1,460,000             141           6.01          8.55
 1999                                                          200,250              77           6.10          8.80
 2000                                                               --              39             --          9.50
 2001                                                           10,833         200,000           6.50         12.25
 2002 and thereafter                                             7,045         693,592           7.20         11.47
                                                            ----------        --------           ----         -----
 Total                                                      $4,419,439        $918,985           5.88%        11.53%
                                                            ==========        ========           ====         =====

      Interest expense on borrowings for the years ended December 31, 1996, 1995 and 1994, is summarized as follows (in thousands):


                                                                                1996             1995             1994
                                                                                ----             ----             ----
   FHLB advances                                                              $221,017         $139,051          $71,662
   Interest rate swap agreements                                              (11,532)         (15,177)          (8,797)
   Subordinated debentures due 2006                                              9,210            9,210            2,303
   Senior debt                                                                   3,641               --               --
   Senior notes due 2001                                                        24,504           24,500            6,150
   Senior notes due 2003                                                        40,494               --               --
   Senior subordinated notes due 2003                                           11,739               --               --
   Federal funds purchased                                                       3,529            2,268              438
   Other                                                                           199            1,403              332
   Purchase accounting adjustments                                               6,039           21,244            7,937
                                                                              --------        ---------        ---------
   Total                                                                      $308,840         $182,499          $80,025
                                                                              ========         ========          =======

      The following is a summary of the carrying value of assets pledged as collateral for FHLB advances at December 31, 1996 (in thousands):

      Real estate loans (primarily residential)                      $7,126,366
      Mortgage-backed securities                                        833,857
      FHLB stock                                                        220,962
                                                                     ----------
          Total                                                      $8,181,185
                                                                     ==========
      Senior Notes due 2003

      On April 17, 1996, Parent Holdings issued $455 million of its 12-1/2% Senior Notes ("Parent Senior Notes"). The notes will mature on April 15, 2003, with interest payable semiannually on April 15 and October 15 of each year. Deferred issuance costs associated with the issuance of the Parent Senior Notes totalling $18.1 million were recorded in other assets and are being amortized over the term of the Parent Senior Notes. Discount associated with the issuance of the Parent Senior Notes totalling $5.2 million is included in the carrying value of the liability and is being accreted over the term of the Parent Senior Notes.

      The Parent Senior Notes are redeemable at the option of the Company, in whole or in part at the following redemption prices: (i) on or after April 15, 2000, at 106.25% of the principal amount thereof, plus accrued interest and unpaid interest to the date of redemption, (ii) on or after April 15, 2001, at 103.125% of the principal amount thereof, plus accrued interest and unpaid interest to the date of redemption, and (iii) thereafter, at 100% of the principal amount thereof, plus accrued interest and unpaid interest to the date of redemption. In addition, at any time prior to April 15, 2000, the Parent Senior Notes may be redeemed at the option of the Company, in whole but not in part, at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus the applicable premium.

      The Parent Senior Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all future senior debt of the Company, if any is issued, and senior to all future subordinated debt of the Company, if any is issued.

      Parent Holdings is a holding company, and therefore, the Parent Senior notes are subordinated to (i) all existing and future liabilities, including deposits, indebtedness and trade payables of its subsidiaries, including FN Holdings and the Bank, and (ii) all preferred stock issued by its subsidiaries, including the 11-1/2% Preferred Stock of the Bank and the FN Holdings Preferred Stock. The Parent Senior Notes are also subordinated to the obligations of FN Holdings under the tax-sharing agreement between and among the Bank, FN Holdings and Mafco Holdings.

      The terms and conditions of the indenture and the FN Holdings indentures impose restrictions that affect, among other things, the ability of the Company or FN Holdings, as the case may be, to incur debt, pay dividends or make distributions, engage in a business other than holding the common stock of FN Holdings, in the case of the Company, or of First Nationwide Bank and similar banking institutions, in the case of FN Holdings, make acquisitions, create liens, sell assets and make certain investments.

       Senior Notes due 2001

      In connection with the FN Acquisition, FN Holdings issued $200 million principal amount of 12-1/4% Senior Notes ("Senior Notes"), including $5.5 million principal amount of Senior Notes to certain directors and officers of the Bank. The notes will mature on May 15, 2001 with interest payable semiannually on May 15 and November 15. Deferred issuance costs associated with the Senior Notes' issuance totalling $9.9 million were recorded in other assets and are being amortized over the term of the Senior Notes.


      The notes are redeemable at the option of FN Holdings, in whole or in part, during the 12-month period beginning May 15, 1999, at a redemption price of 106.125% plus accrued interest to the date of redemption, and thereafter at 100% plus

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  accrued interest. The notes are subordinated to all existing and future liabilities, including deposits and other borrowings of the Bank, and to the Bank Preferred Stock as defined herein.

      The terms and conditions of the Senior Notes indenture impose restrictions that affect, among other things, the ability of FN Holdings to incur debt, pay dividends, make acquisitions, create liens, sell assets and make certain investments.

      Senior Subordinated Notes due 2003

      On January 31, 1996, FN Holdings issued $140 million principal amount of the 9-1/8% Senior Sub Notes. The Senior Sub Notes will mature on January 15, 2003 with interest payable semiannually on January 15 and July 15. Deferred issuance costs associated with the issuance of the Senior Sub Notes totalling $7.0 million were recorded in other assets and are being amortized over the term of the Senior Sub Notes.

      The Senior Sub Notes are redeemable at the option of FN Holdings, in whole or in part, during the 12-month period beginning January 1, 2001, at a redemption price of 104.5625% of the principal amount thereof, plus accrued interest and unpaid interest to the date of redemption, and thereafter at 100% of the principal amount thereof, plus accrued and unpaid interest.

      The Senior Sub Notes are unsecured senior subordinated obligations of FN Holdings and are subordinated in right of payment to all existing and future Senior Indebtedness of FN Holdings and future to all subordinated debt, if any is issued. The Senior Sub Notes are subordinated to all existing and future liabilities, including deposits, indebtedness and trade payables of FN Holdings' subsidiaries, including the Bank, and to preferred stock issued by the Bank.

      The terms and conditions of the Senior Notes indenture impose restrictions that affect, among other things, the ability of FN Holdings to incur debt, pay dividends or make distributions, engage in a business other than holding the common stock of the Bank and similar banking institutions, make acquisitions, create liens, sell assets and make certain investments.

      Subordinated Debentures due 2006

      As part of the FN Acquisition, the Bank assumed subordinated debentures, which bear interest at 10% per annum and mature on October 1, 2006 (the "Old FNB Debentures"). At December 31, 1996, the aggregate principal amount of the Old FNB Debentures outstanding was $92.1 million.

      Events of Default under the indenture governing the Old FNB Debentures (the "Old FNB Indenture") include, among other things: (i) a default in the payment of interest when due and such default continues for 30 days, (ii) a default in the payment of any principal when due, (iii) the failure to comply with covenants in the Old FNB Indenture, provided that the trustee or holders of at least 25% in principal amount of the outstanding Old FNB Debentures notify the Bank of the default and the Bank does not cure the default within 60 days after receipt of such notice, (iv) certain events of bankruptcy, insolvency or reorganization of the Bank, (v) the FSLIC/RF (or a comparable entity) is appointed to act as conservator, liquidator, receiver or other legal custodian for the Bank and (vi) a default under other indebtedness of the Bank in excess of $10 million resulting in such indebtedness becoming due and payable, and such default or acceleration has not been rescinded or annulled within 60 days after the date on which written notice of such failure has been given by the trustee to the Bank or by holders of at least 25% in principal amount of the outstanding Old FNB Debentures to the Bank and the trustee.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      Senior Debt

      As part of the SFFed Acquisition, First Nationwide assumed $50 million of SFFed 11.20% Senior Notes due September 1, 2004 ("SFFed Notes"). In connection with the assumption of the SFFed Notes, the Bank and all of the holders of the SFFed Notes entered into an agreement amending certain provisions of the note purchase pursuant to which the SFFed Notes were sold (as amended, the "Note Purchase Agreement"). On September 12, 1996, the Bank repurchased $44.0 million aggregate amount of the SFFed Notes at a price of approximately 116.45% of the principal amount, plus the accrued interest thereon. First Nationwide recorded an extraordinary loss, net of tax, of $1.6 million in connection with such repurchase. At December 31, 1996, the aggregate principal amount of the SFFed Notes outstanding was $6.0 million.

      Events of Default under the Note Purchase Agreement include, among other things: (i) failure to make any payment of principal when due; (ii) any failure to make any payment of interest when due and such payment is not made within 15 days after the date such payment was due; (iii) failure to comply with certain covenants in the Note Purchase Agreement, provided that such failure continues for more than 60 days; (iv) failure to deliver to holders a notice of default, notice of event of default, or notice of claimed default as provided in the Note Purchase Agreement; (v) failure to comply with any provision of the Note Purchase Agreement, provided that such failure continues for more than 60 days after notice is delivered to the Bank; (vi) a default under other indebtedness provided that the aggregate amount of all obligations in respect of such indebtedness exceeds $15 million; (vii) one or more final, non-appealable judgments outstanding against the Bank or its subsidiaries for the payment of money aggregating in excess of $15 million, any one of which has been outstanding for 45 days and shall not have been discharged in full or stayed; (viii) any warranty, representation or other statement contained in the Note Purchase Agreement by the Bank or any of its subsidiaries being false or misleading in any material respect when made; or
  (ix) certain events of bankruptcy, insolvency or reorganization of the Bank or its subsidiaries.

      Consummation of the Cal Fed Acquisition constituted a "Change of Control" under the Note Purchase Agreement. Accordingly, holders of the SFFed Notes have the right to compel the Bank to redeem the SFFed Notes held by any such holder at a redemption price of 100% of the principal amount thereof.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


 (22) INTEREST RATE SWAP AGREEMENTS

      Interest rate swap agreements outstanding and their weighted average rates at December 31, 1996 are as follows (dollars in thousands):

                                                            WEIGHTED
                                      NOTIONAL            AVERAGE RATE            ESTIMATED
                                      PRINCIPAL          ----------------         MATURITY           VARIABLE
    MATURITY DATE                      AMOUNT            PAY      RECEIVE         IN YEARS          RATE INDEX
    -------------                      ------            ---      -------         --------          ----------
  April 1998                           $400,000          5.64%      8.38%            1.26          3 month LIBOR

      The Bank uses interest rate swap agreements to hedge against interest rate risk inherent in its FHLB advances. Under the agreements, the Bank receives or makes payments based on the differential between fixed-rate and variable-rate interest amounts on the notional amount of the agreement. The notional amounts of these derivatives do not represent amounts exchanged by the parties and thus, are not a measure of the Bank's exposure through its use of derivatives. The Bank pays the variable-rate and receives the fixed-rate under these agreements. The variable interest rates presented in the tables above are based on LIBOR. The current LIBOR rates have been assumed implicitly, in the aforementioned weighted average receive rate, to remain constant throughout the term of the respective swaps. Any changes in LIBOR interest rates would affect the variable-rate information disclosed above.

      The Bank is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements but does not expect any counterparties to fail their obligations. The Bank deals only with highly rated counterparties.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(23)  SEGMENT REPORTING

      The Company's operations include two primary business segments: mortgage lending and retail banking. The Company's principal business consists of operating retail deposit branches and originating and/or purchasing residential real estate loans. The Company's mortgage lending activities are conducted through FNMC and include the origination and purchase of residential mortgage loans for sale to various investors, as well as the servicing of loans for others.

      Selected financial information by business segment for the three years ended December 31, 1996, 1995 and 1994 is presented in the following summary (in thousands):

                                                              MORTGAGE           RETAIL        CONSOLIDATED
                                                               LENDING           BANKING           TOTAL
     1996                                                      -------           -------           -----
     ----
       Total revenues (1)                                   $   215,134      $  1,749,043       $  1,887,177
       Income before income taxes, extraordinary item
          and minority interest                                   5,836           501,711            507,547
       Office premises and equipment, net                        23,410            76,754            100,164
       Identifiable assets (2)                                1,582,236        16,269,980         16,587,540

     1995
     ----
       Total revenues (3)                                       100,930         1,161,650          1,226,818
       Income before income taxes, extraordinary item
          and minority interest                                   (7,898)         130,348            122,450
       Office premises and equipment, net                        17,376            76,133             93,509
       Identifiable assets (4)                                1,337,767        14,455,002         14,646,245

     1994
     ----
       Total revenues (5)                                        13,010           329,257            334,297
       Income before income taxes, extraordinary item
          and minority interest                                   (4,982)          36,910             31,928
       Office premises and equipment, net                         3,894            72,215             76,109
       Identifiable assets (6)                                  203,400        14,666,797         14,683,559

      ------------------


     (1) Excludes the elimination of $6.9 million in intercompany servicing fees, $.1 million in interest income and $70.0 million in interest expense on intercompany loans.
     (2) Excludes the elimination of $23.3 million in deposits maintained with the Bank and $1,241 million in intercompany borrowings from the Bank.
     (3) Excludes the elimination of $6.1 million in intercompany servicing fees and $29.7 million in interest expense on intercompany loans.
     (4) Excludes the elimination of $13.8 million in deposits maintained with the Bank and $1,133 million in intercompany borrowings from the Bank.
     (5) Excludes the elimination of $6.0 million in intercompany servicing fees and $2.0 million in interest expense on intercompany loans.
     (6) Excludes the elimination of $186.6 million in intercompany borrowings from the Bank.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(24)  MINORITY INTEREST AND STOCKHOLDER'S EQUITY

      (a) Minority Interest - Preferred Stock of First Nationwide Bank

          In connection with the FN Acquisition, the Bank issued 3,007,300 shares of its 11-1/2% noncumulative perpetual preferred stock ("Bank Preferred Stock") with a par value of $.01 per share, having a liquidation preference of $300.7 million. This stock has a stated liquidation value of $100 per share. Costs related to the Bank Preferred Stock issuance were deducted from additional paid-in capital. At or after September 1, 1999, the Bank Preferred Stock is redeemable at the option of the Bank, in whole or in part, at $105.75 per share prior to September 1, 2000, and at prices which will decrease annually thereafter to the stated liquidation value of $100 per share on or after September 1, 2004, plus declared but unpaid dividends. Dividends are payable quarterly at an annual rate of 11.50% per share when declared by the Bank's Board of Directors. Dividends paid on the Bank Preferred Stock for each year during 1996 and 1995 totalled $34.6 million.

      (b) Minority Interest - Hunter's Glen

          Minority interest - Hunter's Glen represents that portion of stockholders' equity of FN Holdings attributable to its class B common stock, which is owned by a limited partnership controlled by the Bank's Chairman of the Board and Chief Executive Officer.

      (c) Minority Interest - Preferred Stock of First Nationwide Holdings Inc.

          On September 19, 1996, FN Holdings issued 10,000 shares of preferred stock ("FN Holdings Preferred Stock") with a liquidation value of $150 million to a corporation owned by the Chairman of the Board of the Bank, ("Special Purpose Corp."). Cash dividends on the FN Holdings Preferred Stock are cumulative and are payable: (i) in cash at an annual rate of the cost of funds to an affiliate of FN Holdings under such affiliate's bank credit facility (the "Cost of Funds Rate") and (ii) in newly issued shares of another series of cumulative perpetual preferred stock of FN Holdings ("Additional FN Holdings Preferred Stock") at an annual rate of 2% of the stated liquidation value of the FN Holdings Preferred Stock, if, when, and as declared by the Board of Directors of FN Holdings. Dividends on the Additional FN Holdings Preferred Stock are cumulative and accrue and are payable in shares of Additional FN Holdings Preferred Stock at an annual rate equal to the Cost of Funds Rate plus 2% of the stated liquidation value of the Additional FN Holdings Preferred Stock if, when and as declared by the Board of Directors of FN Holdings. Additional FN Holdings Preferred Stock will have substantially the same relative rights, terms and preferences as the FN Holdings Preferred Stock except as set forth above with respect to the payment of dividends. Dividends on the FN Holdings Preferred Stock are payable quarterly each year, commencing January 1, 1997, out of funds legally available therefor. In addition, the payment of dividends by FN Holdings is subject to certain federal laws applicable to savings and loan holding companies. The FN Holdings Preferred Stock ranks prior to the common stock of FN Holdings and to all other classes and series of equity securities subsequently issued.

          The FN Holdings Preferred Stock and the Additional FN Holdings Preferred Stock are redeemable so long as Special Purpose Corp. is the sole holder thereof, at any time, and, if Special Purpose Corp. is not the sole holder thereof, at any time after the fifth anniversary of the issuance of the FN Holdings Preferred Stock, in each case, upon prior written notice, at the option of FN Holdings, in whole or in part, at a redemption price equal to the stated liquidation value of $15,000 per share plus any accrued and unpaid dividends. Upon the redemption of the FN Holdings Preferred Stock by FN Holdings, all outstanding shares of the Additional FN Holdings Preferred Stock will be contributed to the capital of FN Holdings, without any payment therefor, and such shares will be retired and canceled.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      (d) Common Stock

          In connection with the FN Acquisition and the offering of the Senior Notes, First Gibraltar Holdings incorporated Parent Holdings and FN Holdings to hold 100% of the common stock of First Nationwide. First Gibraltar Holdings contributed all of its shares of capital stock of the Bank to Parent Holdings, which contributed such shares to FN Holdings in exchange for 1,000 shares of common stock of FN Holdings.

          In 1994, FN Holdings amended its certificate of incorporation to create 800 shares of class A common stock having one vote per share, 200 shares of class B common stock having .75 votes per share, and 230.3 shares of nonvoting class C common stock. Parent Holdings exchanged its 1,000 shares of common stock of FN Holdings for 800 shares of class A common stock.

          Pursuant to the terms of an exchange agreement between FN Holdings, the Bank's Chairman and Parent Holdings (the "Exchange Agreement"), and in connection with the consummation of the FN Acquisition, FN Holdings issued 100% of its class C common stock to Parent Holdings for approximately $210.3 million, and the Bank's Chairman acquired 100% of the class B common stock of FN Holdings in exchange for his 6.25% of the class A common stock of First Gibraltar Holdings.

          As a result of the consummation of the transactions contemplated by the Exchange Agreement, the Bank's Chairman owns 100% of the class B common stock of FN Holdings, representing 20% of its voting common stock (representing approximately 15% of the voting power of its common stock), and Parent Holdings owns (i) 100% of the class A common stock of FN Holdings, representing 80% of its voting common stock (representing approximately 85% of the voting power of its common stock) and (ii) 100% of the class C common stock of FN Holdings. On December 29, 1995, the Bank's Chairman transferred his shares of class B common stock to a limited partnership, Hunter's Glen/Ford, Ltd., over which he maintains control.

          Dividends and distributions on the Company's common stock during 1996, 1995 and 1994 totalled $636,504 $89,986 and $0 respectively.

      (e) Payment of Dividends

          The terms of the Parent Senior Notes indenture generally will permit the Company to make distributions of up to 65% of the consolidated net income of the Company if, after giving effect to such distribution, (i) the Bank is "well capitalized" under applicable OTS regulations and (ii) the Consolidated Common Shareholders' Equity (as defined therein) of the Bank is at least equal to the Minimum Common Equity Amount (as defined therein). The terms of the Senior Sub Notes indenture and the Senior Notes indenture apply similar restrictions except FN Holdings can make distributions of up to 75% of the consolidated net income of FN Holdings. The Federal thrift laws and regulations of the Office of Thrift Supervision (the "OTS") limit the Bank's ability to pay dividends on its preferred or common stock. The Bank generally may not pay dividends without the consent of the OTS if, after the payment of the dividends, it would not be deemed "adequately capitalized" under the prompt corrective action standards of the Federal Deposit Insurance Corporation Improvement Act of 1991.

          As of December 31, 1996, the Bank could pay dividends of $609 million without the consent of the OTS and it could pay dividends of $370 million and still be "well capitalized." As of December 31, 1996, FN Holdings and the Company could pay dividends of $354 million and $138 million, respectively, without violating the most restrictive terms of their respective indentures.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(25)  REGULATORY CAPITAL OF THE BANK

      The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on Company's and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to insure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital to adjusted total assets, and of Tier 1 and total risk-based capital to risk-weighted assets. Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 1996 and 1995, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum core, Tier 1 risk-based and total risk-based ratios as set forth in the table. There are no conditions or events since the most recent notification that management believes have changed the institution's category.

      The Bank's actual capital amounts and ratios are also presented in the table (dollars in thousands):

                                                                                                       TO BE WELL
                                                                                                   CAPITALIZED UNDER
                                                                           FOR CAPITAL             PROMPT CORRECTIVE
                                                  ACTUAL                ADEQUACY PURPOSES          ACTION PROVISIONS
                                              ----------------         ---------------------       -----------------
                                              AMOUNT     RATIO         AMOUNT          RATIO       AMOUNT      RATIO
                                              ------     -----         ------          -----       ------      -----
    As of December 31, 1996:
    Tangible Capital
      (to Adjusted Total Assets)            $1,160,709    7.17%          $242,828        1.50%          N/A      N/A
    Core Capital (Leverage)
      (to Adjusted Total Assets)             1,160,709    7.17            485,655        3.00      $809,426     5.00%
    Tier 1 Risk Based Capital
      (to Risk Weighted Assets)              1,160,709   11.50                N/A         N/A       603,993     6.00
    Total Risk Based Capital
      (to Risk Weighted Assets)              1,375,061   13.62            805,324        8.00     1,006,655    10.00

    As of December 31, 1995:
    Tangible Capital
      (to Adjusted Total Assets)               853,326    5.84            219,104        1.50           N/A      N/A
    Core Capital (Leverage)
      (to Adjusted Total Assets)               853,326    5.84            438,208        3.00       730,347     5.00
    Tier 1 Risk Based Capital
      (to Risk Weighted Assets)                853,326    9.14                N/A         N/A       554,547     6.00
    Total Risk Based Capital
      (to Risk Weighted Assets)              1,057,288   11.34            739,396        8.00       924,245    10.00



            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(26)  FINANCIAL ASSISTANCE PROVIDED BY FSLIC/RF

      Financial assistance provided pursuant to the Assistance Agreement for the years ended December 31, 1996, 1995 and 1994 follows (in thousands):


                                                                              ACTUAL        FSLIC/RF       GUARANTEED
                                                                            YIELD(LOSS)    ASSISTANCE         YIELD
                                                                            -----------    ----------         -----
       1996
       ----
       Yield maintenance on Covered Assets:
           Loans and accounts receivable                                       $ --          $1,413            $1,413
           Investments in and advances to subsidiaries                           --              --                --
           Real estate owned                                                    (23)             23                --
                                                                               ----          ------            ------
                                                                               $(23)          1,436            $1,413
                                                                               ====                            ======
       FSLIC/RF Reimbursement                                                                    --
       Total effect of FSLIC/RF assistance on the                                            ------
           consolidated statement of operations                                              $1,436
                                                                                             ======
       FDIC Purchase proceeds, write-downs, losses                                           $3,227
           on Covered Assets and other claims                                                ======

                                                                              ACTUAL        FSLIC/RF        GUARANTEED
                                                                           YIELD (LOSS)    ASSISTANCE         YIELD
                                                                            -----------    ----------         -----
       1995
       ----
       Yield maintenance on Covered Assets:
         Loans and accounts receivable                                       $7,572         $ (213)           $ 7,359
           Investments in and advances to subsidiaries                          (63)           283                220
           Real estate owned                                                 (1,890)         5,016              3,126
                                                                             ------         ------            -------
                                                                             $5,619          5,086            $10,705
                                                                             ======                           =======
       FSLIC/RF Reimbursement                                                                   --
       Total effect of FSLIC/RF assistance on the                                           ------
           consolidated statement of operations                                             $5,086
                                                                                            ======

       FDIC Purchase proceeds, write-downs, losses
           on Covered Assets and other claims                                             $236,378
                                                                                          ========

                                                                              ACTUAL        FSLIC/RF       GUARANTEED
                                                                            YIELD (LOSS)   ASSISTANCE         YIELD
                                                                            -----------    ----------         -----
       1994
       ----
       Yield maintenance on Covered Assets:
            Loans and accounts receivable                                   $21,573         $(5,543)          $16,030
            Investments in and advances to subsidiaries                       (473)           1,178               705
            Real estate owned                                               (1,561)          14,817            13,256
                                                                            ------          -------            ------
                                                                            $19,539          10,452           $29,991
                                                                            =======                           =======
       FSLIC/RF Reimbursement                                                                (1,060)
       Total effect of FSLIC/RF assistance on the                                           -------
            consolidated statement of operations                                            $ 9,392
                                                                                            =======

       Write-downs and losses on Covered Assets and
          other claims                                                                      $71,220
                                                                                            =======


                    FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(27)  OTHER NONINTEREST INCOME AND EXPENSE

      Other noninterest income and expense amounts are summarized as follows for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                                                1996             1995             1994
                                                                                ----             ----             ----
        Other noninterest income:
             Dividends on FHLB stock                                           $11,670         $ 6,546          $ 3,186
             Disbursement float                                                  5,369           2,622              943
             Other                                                              12,820           8,759            3,423
                                                                               -------         -------          -------
                                                                               $29,859         $17,927          $ 7,552
                                                                               =======         =======          =======
        Other noninterest expense:
             Telephone                                                         $11,727           7,652            2,134
             Insurance and surety bonds                                          3,811           4,005            2,321
             Postage                                                             7,141           6,856            1,535
             Printing, copying and office supplies                               6,549           6,096            2,057
             Employee travel                                                     6,112           5,244            1,249
             Other                                                              42,233          30,876            9,375
                                                                               -------         -------          -------
                                                                               $77,573         $60,729          $18,671
                                                                               =======         =======          =======

(28)  INCOME TAXES

      Total income tax (benefit) expense for the years ended December 31, 1996, 1995 and 1994 was allocated as follows (in thousands):

                                                                                1996             1995             1994
                                                                                ----             ----             ----
      Income before income taxes, extraordinary item
        and minority interest                                                 $(75,807)       $(57,185)         $2,558
      Extraordinary item                                                          (176)            221             119
      Net unrealized holding (loss) gain on securities available for sale       (1,921)          7,055              --
                                                                              --------        --------          ------
                                                                              $(77,904)       $(49,909)         $2,677
                                                                              ========        ========          ======

      Income tax (benefit) expense attributable to income before income taxes and extraordinary item for the years ended December 31, 1996, 1995 and 1994 consisted of (in thousands):

                                                                                1996             1995             1994
                                                                                ----             ----             ----
      Federal
        Current                                                             $  10,900         $    285          $   --
        Deferred                                                             (125,000)         (69,000)             --
                                                                            ---------         --------          ------
                                                                             (114,100)         (68,715)             --
                                                                            ---------         --------          ------
      State and local
        Current                                                                38,293           11,530              --
        Deferred                                                                   --               --           2,558
                                                                            ---------         --------          ------
                                                                               38,293           11,530           2,558
                                                                            ---------         --------          ------
                                                                            $ (75,807)        $(57,185)         $2,558
                                                                            =========         ========          ======

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      The consolidated income tax (benefit) expense for the years ended December 31, 1996, 1995 and 1994 differs from the amounts computed by applying the statutory U.S. Federal corporate tax rate of 35% for 1996, 1995 and 1994 to income before income taxes, extraordinary item and minority interest (in thousands):

                                                                              1996           1995            1994
                                                                              ----           ----            ----
       Computed "expected" income tax expense                                 $ 177,642      $ 42,858         $11,175
       Increase (decrease) in taxes resulting from:
            State income taxes, net of Federal income
                tax benefit                                                      24,890         7,495           1,740
            Tax exempt income                                                      (584)       (2,636)         (3,493)
            Amortization of excess cost over fair
                 value of net assets acquired                                        33            --              --
            Temporary differences from acquisitions                               6,196            --              --
            Adjustment to prior year's tax expense                                  595        (1,675)             --
            Adjustment to deferred tax asset                                      2,821         7,644              --
            Unrealized holding (loss) gain on securities available for
                sale recognized for tax purposes                                 (3,703)       15,937              --
            Other                                                                 1,214        (1,747)            306
            Change in the beginning-of-the-year balance of
                the valuation allowance for deferred tax assets
                allocated to income tax expense                                (284,911)     (125,061)         (7,170)
                                                                              ---------      --------         -------
                                                                              $ (75,807)     $(57,185)        $ 2,558
                                                                              =========      =========        =======

      The significant components of deferred income tax (benefit) expense attributable to income before income taxes, extraordinary item and minority interest for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                                                          1996             1995              1994
                                                                          ----             ----              ----
        Deferred tax expense (exclusive of the effects
           of other components listed below)                              $ 153,715      $  56,061         $ 9,728
        Temporary differences from acquisitions                               6,196             --              --
        Decrease in beginning-of-the-year balance of the
          valuation allowance for deferred tax assets                      (284,911)      (125,061)         (7,170)
                                                                         ----------      ---------         -------
                                                                         $(125,000)      $ (69,000)        $ 2,558
                                                                         ==========      =========         =======

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below (in thousands):

                                                            1996              1995
                                                            ----              ----
Deferred tax assets:
Net operating loss carryforwards                        $   737,815      $   920,300
  Foreclosed real estate                                        312               --
  Loans receivable                                            4,774            6,868
  Securities                                                     95               --
  Miscellaneous accruals                                     11,851           11,842
  Accrued liabilities                                        30,017           12,675
  Deferred interest                                           6,440            4,552
  State taxes                                                15,429            4,243
  Other intangible assets                                    35,476           47,169
  Alternative minimum tax credit and investment
    tax credit carryforwar                                   13,324            2,932
  Other                                                       3,165            8,174
                                                        -----------      -----------
     Total gross deferred tax assets                        858,698        1,018,755
     Less valuation allowance                              (526,130)        (810,459)
                                                        -----------      -----------
     Net deferred tax assets                                332,568          208,296
                                                        -----------      -----------

Deferred tax liabilities:
  Change in accounting method                                23,362           35,043
  Other intangible assets                                    48,280           41,651
  Purchase accounting adjustments                            29,881           56,319
  FHLB stock                                                 12,688            2,610
  Unrealized gains on securities available for sale           1,640            2,503
  Other                                                      24,357            3,673
                                                        -----------      -----------
     Net deferred tax liabilities                           140,208          141,799
                                                        -----------      -----------
       Net deferred tax assets and liabilities          $   192,360      $    66,497
                                                        ===========      ===========

      The net change in the total valuation allowance for the year ended December 31, 1996 was a decrease of $284.3 million, of which $284.9 million is attributable to income before income taxes, extraordinary item and minority interest and $(.6) million is attributable to the extraordinary item. The decrease of $284.9 million attributable to income before income taxes, extraordinary item and minority interest consists of $125 million relating to the favorable reassessment, in the second quarter of 1996, of future earnings expectations and $159.9 million relating to the current year.

      Based on a historical earnings trend since the consummation of the FN Acquisition and future earnings expectations, management changed its judgment about the realizability of the Company's net deferred tax assets and recognized a deferred tax benefit (i.e., reduced valuation allowance) of $125.0 million in the second quarter of 1996 and $69.0 million in the fourth quarter of 1995. Management believes that the realization of the resulting deferred tax asset is more likely than not, based upon the expectation that Parent Holdings will generate the necessary amount of taxable income in future periods.

      On August 20, 1996, the Small Business Job Protection Act of 1996 (the "Act") was enacted into law generally effective for tax years beginning after 1995. One provision of the Act repealed the Section 593 reserve method of accounting for bad debts by thrift institutions which are treated as large banks. Another provision of the Act requires the Bank to take into income the balance of its post-1987 bad debt reserves over a six year period beginning in 1996 subject to a two-year deferral if certain residential loan tests are satisfied. As of December 31, 1995, the Bank had a tax bad debt reserve totalling $232 million, all of which has been provided for in deferred tax liabilities. Accordingly, the enactment of this legislation is not expected to have any material adverse impact on the Bank's operations or financial position.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


      At December 31, 1996, if Parent Holdings had filed a consolidated Federal income tax return on behalf of itself (as common parent) with its subsidiaries, it would have had regular and alternative minimum tax net operating losses for Federal income tax purposes of approximately $2.1 billion and $800 million, respectively, which expire in 2004 through 2010.

(29)  EMPLOYEE BENEFIT PLANS

      Postretirement Benefits Plan

      In connection with the FN Acquisition, the Bank assumed unfunded plans to provide postretirement medical benefits to certain eligible employees and their dependents through age 65. In general, early retirement is age 55 with 10 years of service. Retirees participating in the plans generally pay Consolidated Omnibus Budget Reduction Act premiums for the period of time they participate.

      The estimated cost for postretirement health care benefits has been accrued on an actuarial net present value basis.

      The following table sets forth the plans' combined liabilities included in the Company's consolidated statements of financial condition at December 31, 1996 and 1995 (in thousands):

                                                    1996              1995
                                                    ----              ----
   Accumulated postretirement benefit obligation:
        Retirees                                    $2,212           $   --
        Eligible active plan participants              471            1,177
        Ineligible active plan participants            733            1,719
                                                    ------           ------
            Accumulated postretirement benefit
                obligation (other liabilities)      $3,416           $2,896
                                                    ======           ======

      The projected benefit obligation at December 31, 1996 and 1995 was determined using a discount rate of 7.5% and 8.0%, respectively. At December 31, 1996, an increase of 1% in the health care cost trend rate would cause the accumulated postretirement benefit obligation to increase by $.3 million, and the service and interest costs to increase by less than $.1 million.

      Net periodic postretirement benefits cost for the years ended December 31, 1996 and 1995 included the following components (in thousands):

                                                     1996              1995
                                                     ----              ----
   Service cost - benefits attributable
        to service during the current period         $301               $340
   Interest cost on accumulated postretirement
        benefit obligation                            231                163
   Amortization of loss                                19                 --
                                                     ----               ----
            Periodic postretirement benefit cost     $551               $503
                                                     ====               ====

      The initial health care cost trend rate for medical benefits in 1996 was 9.50%, the average trend rate was 7.50% and the ultimate trend rate was 5.50%, which will be reached in eight years. Similar trend rates were utilized for the 1995 valuation.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


      Investment Plan

      In connection with the FN Acquisition, the Bank assumed Old FNB's defined contribution plan. Effective December 31, 1994, the Bank resolved to merge Old FNB's plan with the Bank's plan. The merger was completed in February 1995 upon completion of the transfer of all funds to the surviving plan. Both plans were qualified plans under Section 401(a) of the Internal Revenue Code. The plan is available to substantially all employees with at least one year of employment. Employee contributions are voluntary. The plan provides for deferral of up to 12% of qualifying compensation of plan participants. The Bank's matching contribution was a maximum of 100% of up to the first 3% of employee deferrals. The annual discretionary employer profit sharing contribution is a maximum of 3% of eligible compensation. It can be declared at any level in the range from 0% to 3%. Employees vest immediately in their own deferrals and any employer profit sharing contributions and vest in employer matching contributions based on completed years of service. The Bank's contributions to such plan totalled $2.3 million, $2.8 million, and $1.5 million for the years ended December 31, 1996, 1995 and 1994, respectively.

(30)  INCENTIVE PLAN

      Effective October 1, 1995, FN Holdings entered into a management incentive plan ("Incentive Plan") with certain executive officers of the Bank ("Participants"). Awards under the Incentive Plan will be made in the form of performance units. Each performance unit entitles Incentive Plan Participants to receive cash and/or stock options ("Bonuses") based upon the Participants' vested interest in a bonus pool. Generally, the Incentive Plan provides for the payment of Bonuses, on a quarterly basis, to the Participants upon the occurrence of certain events. Bonuses vest at 20% per year beginning October 1, 1995 and are subject to a cap of $50 million.

      Bonuses are recorded by a charge to compensation and employee benefits and an increase to other liabilities. During 1996 and 1995, accruals relative to the Incentive Plan totalled $35.6 and $2.0 million, respectively.

(31)  SPECIAL SAIF ASSESSMENT

      On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act ("Act") of 1996 was enacted. The Act included a special assessment ("Special SAIF Assessment") related to the recapitalization of the SAIF, which was levied based on a rate of 65.7 cents per $100 of SAIF-insured domestic deposits held as of March 31, 1995. As a result of the Act, the Company recorded a pre-tax charge of $60.1 million on September 30, 1996. The portion of the assessment related to deposits sold in Ohio, New York, New Jersey and Michigan was borne, pursuant to each sales contract, by the respective purchasers and accordingly, such amounts are not included in the expense recorded by the Company. Management expects the 1997 SAIF deposit premiums to decline to 6.48 cents per $100 of SAIF-insured deposits per year from the prior rate of 23 cents.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(32)  COMMITMENTS AND CONTINGENCIES

      In the ordinary course of business, the Company has various commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. Loan commitments have off-balance sheet credit risk because only origination fees and accruals for possible losses are recognized in the consolidated statement of financial condition until the commitments are fulfilled. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and that collateral or other security is of no value. The Company does not anticipate any material loss as a result of these commitments. The Company applies the same credit standards used in the lending process to extending these commitments, and periodically reassesses the customers' credit worthiness through ongoing credit reviews.

      The following is a summary of outstanding firm commitments to originate, purchase and sell loans at December 31, 1996 (in thousands):

           Commitments to originate and purchase loans:
               Fixed-rate                                         $210,400
               Variable-rate                                        77,243

           Forward commitments to sell loans                       707,881

      On September 28, 1994, First Nationwide entered into an agreement with FNMA pursuant to which FNMA provided credit enhancements for certain bond-financed real estate projects originated by Old FNB. The agreement requires that First Nationwide pledge to FNMA collateral in the form of certain eligible securities which are held by a third party trustee. The collateral requirement varies based on the balance of the bonds outstanding, losses incurred (if any), as well as other factors. At December 31, 1996, First Nationwide had pledged as collateral certain securities available for sale with a carrying value of $91.6 million.

      At December 31, 1996, mortgage-backed securities available for sale with a carrying value of $33.4 million were pledged to FNMA associated with the sales of certain securitized multi-family loans.

      At December 31, 1996, mortgage-backed securities available for sale and mortgage-backed securities held to maturity of $936.2 million and $1.4 billion, respectively, were pledged as collateral for various obligations as discussed in notes 7, 8, 20 and 21.

      At December 31, 1996, loans receivable included approximately $2.3 billion of loans that had the potential to experience negative amortization.

      During the second quarter of 1996, the two issues in dispute with respect to the Bank's 1994 acquisition of substantially all of the assets and certain of the liabilities of Old FNB pursuant to the Asset Purchase Agreement were resolved. First Nationwide prevailed in the arbitration of one of these issues, and in July 1996, the $24 million previously in dispute, plus interest, was remitted to the Bank. The parties mutually agreed upon a settlement relating to the other open issue. There was no material impact on the consolidated financial statements of the Company as a result of this settlement.

      In addition, First Nationwide is involved in various claims and lawsuits arising in the ordinary course of business. Management is of the opinion that the effect, if any, of these claims and lawsuits is not material to the Company's consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(33)    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1996 and 1995 (in thousands):

                                                                      1996                            1995
                                                     ------------------------------      -----------------------------
                                                         CARRYING         FAIR            CARRYING           FAIR
                                                          VALUE          VALUE             VALUE             VALUE
                                                          -----          -----             -----             -----
Financial Assets:
   Cash and cash equivalents                         $    269,869      $    269,869      $    312,571      $    312,571
   Securities available for sale                          542,019           542,019           348,561           348,561
   Securities held to maturity                              4,272             4,287             1,455             1,455
   Mortgage-backed securities available for sale        1,598,652         1,598,652         1,477,514         1,477,514
   Mortgage-backed securities held to maturity          1,621,662         1,653,847         1,524,488         1,567,197
   Loans held for sale                                    825,316           825,316         1,203,412         1,209,302
   Loans receivable, net                               10,222,379        10,438,730         8,831,018         8,971,983
   Covered assets                                              --                --            39,349            39,349
   Investment in FHLB                                     220,962           220,962           109,943           109,943
   Accrued interest receivable                            106,034           106,034           100,604           100,604
Financial Liabilities:
   Deposits                                             8,501,883         8,514,099        10,241,628        10,283,600
   Securities sold under agreements
           to repurchase                                1,583,387         1,585,964           969,510           978,700
   Borrowings:
         Gross                                          5,370,285         5,453,811         2,409,166         2,464,431
         Interest rate swap agreements (1)                 (5,391)          (13,763)          (16,304)          (32,000)
                                                     ------------      ------------      ------------      ------------
             Total borrowings                        $  5,364,894      $  5,440,048      $  2,392,862      $  2,432,431
                                                     ============      ============      ============      ============

Off-balance sheet net unrealized gains (losses):
   Commitments to originate loans                                      $       (503)                       $      1,691
   Forward commitments to sell loans                                          1,022                              (2,757)
   Interest rate floor contracts                                                110                                  --
   Principal-only swap agreements                                               112                                  --

------------

(1)   Designated as a hedge against FHLB advances.

      The carrying amounts in the table are included in the accompanying consolidated statement of financial position under the indicated captions, except for off-balance sheet net unrealized gains (losses).

      The following summary presents a description of the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of the Company's financial instruments, active markets do not exist. Therefore, considerable judgment was required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, and interest rates, all of which are subject to changes.

      Cash and cash equivalents: Cash and cash equivalents are valued at their carrying amounts included in the consolidated statement of financial condition, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      Securities and mortgage-backed securities: Securities and mortgage-backed securities are valued at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

      Loans held for sale: Loans held for sale are valued based on quoted market prices for mortgage-backed securities backed by similar loans.

      Loans receivable, net: Fair values are estimated for loans in groups with similar financial and risk characteristics. Loans are segregated by type including residential, multi-family and commercial. Each loan type is further segmented into fixed and variable interest rate terms and by performing and non-performing categories in order to estimate fair values.

      For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources. The fair value of performing commercial and multi-family loans is calculated by discounting scheduled principal and interest cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the respective loan type.

      Fair value for non-performing loans is based on discounting estimated cash flows using a rate commensurate with the risk associated with the estimated cash flows, or underlying collateral values, where appropriate.

      Covered assets: Since the carrying value of Covered Assets is fully guaranteed by the FSLIC Resolution Fund, fair value of these financial instruments approximates the carrying value.

      Investment in FHLB: Since no secondary market exists for FHLB stock and the stock is bought and sold at par by FHLB, fair value of these financial instruments approximates the carrying value.

      Accrued interest: The carrying amounts of accrued interest approximate their fair values.

      Deposits: The fair values of demand deposits, passbook accounts, money market accounts, and other deposits immediately withdrawable, by definition, approximate carrying values for the respective financial instruments. For fixed maturity deposits, the fair value was estimated by discounting expected cash flows by the current offering rates of deposits with similar terms and maturities.

      Securities sold under agreements to repurchase: The fair value of securities sold under agreements to repurchase is estimated using a discounted cash flow analysis based on interest rates currently offered on such repurchase agreements with similar maturities.

      Borrowings: The fair value of borrowings, other than FHLB advances, is estimated using discounted cash flow analyses based on current incremental rates for similar borrowing arrangements. The fair values of FHLB advances are estimated using a discounted cash flow analysis based on interest rates currently offered on advances with similar maturities. Fair values of the Bank's interest rate swap agreements, which effectively hedge certain of the Bank's FHLB advances, are based on the net present value of the estimated interest due to the Bank as compared to the estimated interest due to the counterparties of the agreements.

      Off-balance sheet financial instruments: Fair values of the Bank's commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Fair values of forward commitments to sell loans are determined using current estimated replacement costs. Fair values of the Bank's floors are based on quoted market prices for comparable floors. To calculate the value of the principal-only swaps, dealer bids are obtained on the underlying principal-only swaps. The change in the market price of a principal-only swap from the date of inception to the termination date is applied to the remaining principal-only swap.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(34)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table presents selected quarterly financial data for the years ended December 31, 1996 and 1995 (in thousands) (unaudited):

                                                                                     QUARTER ENDED
                                                   ---------------------------------------------------------------------------------
                                                   DECEMBER 31,     SEPTEMBER 30,      JUNE 30,         MARCH 31,
                                                        1996             1996            1996             1996          TOTAL 1996
                                                        ----             ----            ----             ----          ----------
Total interest income                               $   299,386      $   308,137      $   318,100      $   308,176      $ 1,233,799
Total interest expense                                 (208,515)        (219,453)        (220,205)        (200,121)        (848,294)
                                                    -----------      -----------      -----------      -----------      -----------
  Net interest income                                    90,871           88,684           97,895          108,055          385,505
Provision for loan losses                                (9,900)          (9,900)          (9,900)          (9,900)         (39,600)
  Net interest income after
    provision for loan losses                            80,971           78,784           87,995           98,155          345,905
Total noninterest income
    (see notes 2 and 5)                                  57,917           75,870          154,652          364,939          653,378
Total noninterest expense (see note 31)                (112,090)        (157,443)        (103,982)        (118,221)        (491,736)
                                                    -----------      -----------      -----------      -----------      -----------
  Income before income
    taxes, extraordinary item
    and minority interest                                26,798           (2,789)         138,665          344,873          507,547
Income taxes (see note 28)                               (5,641)            (527)         110,978          (29,003)          75,807
                                                    -----------      -----------      -----------      -----------      -----------
  Income before extraordinary
     item and minority interest                          21,157           (3,316)         249,643          315,870          583,354
Extraordinary item                                           --           (1,586)              --               --           (1,586)
                                                    -----------      -----------      -----------      -----------      -----------
  Income before minority interest                        21,157           (4,902)         249,643          315,870          581,768
Minority interest - Bank preferred
  stock dividends                                       (17,292)          (8,646)          (8,646)          (8,646)         (43,230)
Minority interest - Hunter's Glen                         4,451             (156)         (49,964)         (67,477)        (113,146)
Minority interest - FN Holdings
  preferred stock dividends                              (4,815)              --               --               --           (4,815)
                                                    -----------      -----------      -----------      -----------      -----------
  Net income available to
    common stockholder                              $     3,501      $   (13,704)     $   191,033      $   239,747      $   420,577
                                                    ===========      ===========      ===========      ===========      ===========


                                                                                     QUARTER ENDED
                                                   ---------------------------------------------------------------------------------

                                                     DECEMBER 31,    SEPTEMBER 30,      JUNE 30,       MARCH 31,
                                                         1995            1995            1995            1995          TOTAL 1995
                                                         ----            ----            ----            ----          ----------

Total interest income                               $   277,679      $   270,583      $   268,127      $   259,456      $ 1,075,845
Total interest expense                                 (185,619)        (184,751)        (185,237)        (179,208)        (734,815)
                                                    -----------      -----------      -----------      -----------      -----------
   Net interest income                                   92,060           85,832           82,890           80,248          341,030
Provision for loan losses                               (19,000)          (6,000)          (5,799)          (6,201)         (37,000)
                                                    -----------      -----------      -----------      -----------      -----------
   Net interest income after
     provision for loan losses                           73,060           79,832           77,091           74,047          304,030
Total noninterest income                                 45,717           35,636           38,595           31,025          150,973
Total noninterest expense                               (82,725)         (76,973)         (92,520)         (80,335)        (332,553)
                                                    -----------      -----------      -----------      -----------      -----------
   Income before income
     taxes, extraordinary item
     and minority interest                               36,052           38,495           23,166           24,737          122,450
Income taxes (see note 28)                               64,614           (4,005)          (2,743)            (681)          57,185
                                                    -----------      -----------      -----------      -----------      -----------
   Income before extraordinary
     item and minority interest                         100,666           34,490           20,423           24,056          179,635
Extraordinary item                                           --               --               --            1,967            1,967
                                                    -----------      -----------      -----------      -----------      -----------
   Income before minority interest                      100,666           34,490           20,423           26,023          181,602
Minority interest - Bank preferred
  stock dividends                                        (8,646)          (8,646)          (8,646)          (8,646)         (34,584)
Minority interest - Hunders Glen                        (17,335)          (4,016)          (1,089)          (2,114)         (24,554)
                                                    -----------      -----------      -----------      -----------      -----------
   Net income available to
     common stockholder                             $    74,685      $    21,828      $    10,688      $    15,263      $   122,464
                                                    ===========      ===========      ===========      ===========      ===========


(35)  CONDENSED PARENT COMPANY FINANCIAL INFORMATION

      The following represents condensed statements of financial condition of the Company (parent company only) at December 31, 1996 and 1995 (in thousands):


                                                                                                       1996                  1995
                                                                                                       ----                  ----
 ASSETS
   Cash and cash equivalents                                                                        $      --              $      --
   Investment in FN Holdings Inc.                                                                     919,217                462,416
   Other assets and deferred charges                                                                   19,068                     --
                                                                                                    ---------              ---------
     Total assets                                                                                   $ 938,285              $ 462,416
                                                                                                    =========              =========

LIABILITIES, MINORITY INTEREST AND STOCKHOLDER'S EQUITY
   Senior notes                                                                                     $ 455,000              $      --
   Discount on senior notes                                                                            (4,651)                    --
   Accrued interest payable                                                                            11,849                     --
                                                                                                    ---------              ---------
     Total liabilities                                                                                462,198                     --
   Minority interest - FN Holdings preferred stock                                                    150,792                     --
   Minority interest - Hunter's Glen                                                                  153,684                 58,261
   Total stockholder's equity                                                                         171,611                404,155
                                                                                                    ---------              ---------
     Total liabilities, minority interest and stockholder's equity                                  $ 938,285              $ 462,416
                                                                                                    =========              =========

      The following represents parent company only condensed statements of operations for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                                                   1996                 1995                 1994
                                                                                   ----                 ----                 ----
Interest income                                                                 $      --             $      --            $      --
Dividends received from FN Holdings                                                57,902                29,185                   --
                                                                                ---------             ---------            ---------
                                                                                   57,902                29,185                   --
Interest expense                                                                   40,494                    --                   --
Noninterest expense                                                                 1,167                    --                   --
                                                                                ---------             ---------            ---------
                                                                                   41,661                    --                   --
Income before equity in undistributed
   net income of FN Holdings                                                       16,241                29,185                   --
Equity in undistributed net income of FN Holdings                                 519,621               117,833               30,746
                                                                                ---------             ---------            ---------
Income before income taxes and minority interest                                  535,862               147,018               30,746
Income tax benefit                                                                 (2,676)                   --                   --
                                                                                ---------             ---------            ---------
Income before minority interest                                                   538,538               147,018               30,746
Minority interest - Hunter's Glen                                                 113,146                24,554                4,259
Minority interest - FN Holdings
   preferred stock dividends                                                        4,815                    --                   --
                                                                                ---------             ---------            ---------
       Net income available to common stockholder                               $ 420,577             $ 122,464            $  26,487
                                                                                =========             =========            =========


            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      The following represents parent company only statements of cash flows for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                                                       1996               1995              1994
                                                                                       ----               ----              ----
Cash flows from operating activities:
    Net income                                                                    $ 420,577           $ 122,464           $  26,487
    Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of discount on Parent Senior Notes                                   523                  --                  --
      Amortization of deferred issuance costs                                         1,167                  --                  --
      (Increase) decrease other assets and deferred charges                          (4,495)                 --                  --
      Increase in accrued interest payable                                           11,849                  --                  --
      Minority interest - FN Holdings preferred stock                                 4,815                  --                  --
      Minority interest - Hunter's Glen                                             113,146              24,554               4,259
      Equity in undistributed net income of FN Holdings                            (519,621)           (117,833)            (30,746)
                                                                                  ---------           ---------           ---------
        Net cash provided by operating
          activities                                                                 27,961              29,185                  --

Cash flows provided by investing activities:
    Acquisition of FN Holdings' class C common stock                                     --                  --            (210,376)
    Redemption of FN Holdings' class C common stock                                 124,670              60,801                  --
                                                                                  ---------           ---------           ---------
      Net cash (used in) provided by investing activities                           124,670              60,801            (210,376)
                                                                                  ---------           ---------           ---------

Cash flows provided by financing activities:
    Proceeds from issuance of Senior Sub Notes                                      434,083                  --                  --
    Capital contribution                                                              1,819                  --             210,376
    Capital distribution                                                           (434,083)                 --                  --
    Dividends                                                                      (154,450)            (89,986)                 --
                                                                                  ---------           ---------           ---------
      Net cash (used in) provided by financing
        activities                                                                 (152,631)            (89,986)            210,376
                                                                                  ---------           ---------           ---------

    Net change in cash and cash equivalents                                              --                  --                  --
    Cash and cash equivalents at beginning of year                                       --                  --                  --
                                                                                  ---------           ---------           ---------
    Cash and cash equivalents at end of year                                      $      --           $      --           $      --
                                                                                  =========           =========           =========


      Noncash investing and financing activities:

      During 1996, Parent Holdings received a $46.8 million loan receivable from FN Holdings in exchange for the redemption of and dividends on FN Holdings' class C common stock in amounts totalling $44.8 million and $2 million, respectively. Parent Holdings distributed such loan receivable in the form of a dividend to an affiliate.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
California Federal Bank, A Federal Savings Bank

      We have audited the accompanying consolidated statements of financial condition of California Federal Bank, A Federal Savings Bank and subsidiaries ("California Federal") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of California Federal's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Federal Bank, A Federal Savings Bank and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

      As discussed in Note 1 of the notes to the consolidated financial statements, California Federal adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, in 1994.

                                       KPMG Peat Marwick LLP

Los Angeles, California
February 21, 1997

       CALIFORNIA FEDERAL BANK, A FEDERAL SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                             (DOLLARS IN MILLIONS)

                                    ASSETS


                                                                                                      December 31,
                                                                                         ------------------------------------
                                                                                                1996                1995
                                                                                                ----                ----
Cash................................................................................          $    242.1          $   273.7
Short-term liquid investments.......................................................                69.0               74.1
Securities purchased under agreements to resell.....................................             1,310.1            1,674.6
Securities available for sale.......................................................                 6.0              200.3
Securities held to maturity (market value: $1,942.3 in 1996
  and $2,361.3 in 1995).............................................................             1,963.9            2,366.7
Loans receivable held for sale (market value: $8.7 in 1996
  and $13.8 in 1995)................................................................                 8.7               13.6
Loans receivable held for investment................................................            10,099.4            9,290.0
Federal Home Loan Bank stock........................................................               166.8              135.7
Interest receivable.................................................................                74.0               79.5
Premises and equipment..............................................................                58.9               71.2
Real estate held for sale...........................................................                12.9               49.5
Prepaid expenses and other assets...................................................                86.6               91.7
                                                                                             -----------        -----------
          Total Assets..............................................................           $14,098.4          $14,320.6
                                                                                               =========          =========

                                           LIABILITIES AND SHAREHOLDER'S EQUITY

Deposits............................................................................           $ 8,918.7           $9,476.7
Advances from Federal Home Loan Banks...............................................             3,111.0            2,671.0
Securities sold under agreements to repurchase......................................               978.4              857.3
Student Loan Marketing Association advances.........................................                 --               200.0
Subordinated debentures.............................................................                57.0               57.6
Other borrowings ...................................................................                 0.3                0.5
Interest payable....................................................................                21.7               29.4
Other liabilities...................................................................               146.4              140.6
                                                                                            ------------        -----------
          Total Liabilities.........................................................           $13,233.5          $13,433.1
                                                                                               ---------          ---------
Shareholder's equity
  Preferred stock, Series A.........................................................                 --                93.5
  Preferred stock, Series B.........................................................               172.5              172.5
  Common stock......................................................................                  *                49.2
  Additional paid-in capital........................................................               922.8              838.6
  Retained earnings (deficit).......................................................              (230.4)            (266.3)
                                                                                            ------------        -----------
          Total Shareholder's Equity................................................               864.9              887.5
                                                                                            ------------       ------------
          Total Liabilities and Shareholder's Equity................................           $14,098.4         $14,320.6
                                                                                               =========         =========


          See accompanying notes to consolidated financial statements.

----------
* Common stock value at par is $100.

       CALIFORNIA FEDERAL BANK, A FEDERAL SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN MILLIONS)

                                                                                           Year Ended December 31,
                                                                                -----------------------------------------------
                                                                                   1996               1995               1994
                                                                                   ----               ----               ----
Interest income:
  Loans receivable............................................................ $   763.4          $   706.9          $   630.4
  Securities held to maturity.................................................     143.7              170.3              135.5
  Securities purchased under agreements to resell.............................      91.7               68.5               44.0
  Securities available for sale...............................................      11.8               49.4               75.2
  Short-term liquid investments...............................................       4.7               12.9               23.0
                                                                               ---------          ---------          ---------
          Total interest income...............................................   1,015.3            1,008.0              908.1
                                                                               ---------          ---------          ---------
Interest expense:
  Deposits....................................................................     430.7              441.6              390.8
  Borrowings..................................................................     237.1              254.5              175.7
                                                                               ---------          ---------          ---------
          Total interest expense..............................................     667.8              696.1              566.5
                                                                               ---------          ---------          ---------
          Net interest income.................................................     347.5              311.9              341.6
Provision for loan losses.....................................................      41.3               31.8               74.9
                                                                               ---------          ---------          ---------
          Net interest income after provision for loan losses.................     306.2              280.1              266.7
Other income:
  Fee income..................................................................      60.0               54.5               62.4
  (Loss) gain on sales of loans...............................................       0.7               (0.3)               0.5
  Gain on sales of securities.................................................       1.1                6.9                0.2
  Gain on sale of Southeast Division..........................................       --                 --               135.0
  Other.......................................................................      58.2                2.4                3.1
                                                                               ---------          ---------          ---------
          Total other income..................................................     120.0               63.5              201.2
                                                                               ---------          ---------          ---------
Other expenses:
  Compensation................................................................     113.5               97.1              118.7
  Office occupancy............................................................      37.2               39.4               47.3
  Other general and administrative............................................      85.0               79.4               89.2
  Federal deposit insurance premiums and special assessments..................      22.0               26.0               35.1
                                                                               ---------          ---------          ---------
          Total general and administrative expenses...........................     257.7              241.9              290.3
 Savings Association Insurance Fund special assessment ......................      58.1                --                 --
  Operations of real estate held for sale.....................................       8.5                8.0               45.9
  Loss on assets held for accelerated disposition.............................       --                 --               274.8
                                                                               ---------          ---------          ---------
          Total other expenses................................................     324.3              249.9              611.0
                                                                               ---------          ---------          ---------
Earnings (loss) before income tax expense (benefit) and cumulative
  effect of change in accounting for goodwill.................................     101.9               93.7             (143.1)
Income tax expense (benefit)..................................................     (14.5)               0.1                6.3
                                                                               ---------          ---------          ---------
Earnings (loss) before cumulative effect of change in accounting for goodwill.     116.4               93.6             (149.4)
Cumulative effect of change in accounting for goodwill........................       --                 --              (273.7)
                                                                               ---------          ---------          ---------
          Net earnings (loss).................................................  $  116.4            $  93.6            $(423.1)
Preferred dividends...........................................................      23.4               25.6               16.9
                                                                               ---------          ---------          ---------
Earnings (loss) available for common shareholder.............................. $    93.0            $  68.0            $(440.0)
                                                                               =========          =========          =========


         See accompanying notes to consolidated financial statements.

       CALIFORNIA FEDERAL BANK, A FEDERAL SAVINGS BANK AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                 (Dollars in Millions, Except per Share Data)

                                                                                       Year Ended December 31,
                                                                           --------------------------------------------------
                                                                              1996              1995               1994
                                                                              ----              ----               ----
Preferred stock:
  Balance at beginning of year...........................................    $266.0            $266.0             $ 93.5
     Issuance of preferred stock, series B...............................       --                --               172.5
     Redemption of preferred stock, series A.............................     (93.5)              --                 --
                                                                           --------          --------            --------
  Balance at end of year.................................................     172.5             266.0              266.0
                                                                           --------          --------            --------

Common stock:
  Balance at beginning of year...........................................      49.2              49.2               25.0
     Issuance of shares of common stock..................................       --                --                21.6
     Exercise of common stock warrants...................................       --                --                 2.6
     Capitalization of Cal Fed Bancorp Inc...............................     (49.2)              --                 --
                                                                           --------          --------            --------
  Balance at end of year.................................................       --               49.2               49.2
                                                                           ========          ========            ========

Additional paid-in capital:
  Balance at beginning of year...........................................     838.6             836.6              658.2
     Issuance cost of preferred stock, Series B..........................       --                --                (8.3)
     Issuance of shares of common stock..................................       --                --               161.7
     Exercise of common stock warrants...................................       --                --                20.7
     Long-term incentive stock options...................................       --                2.0                4.3
     Capitalization of Cal Fed Bancorp Inc. .............................      27.1               --                 --
     Distribution of secondary participation interests to parent.........      57.1               --                 --
                                                                           --------          --------            --------
  Balance at end of year.................................................     922.8             838.6              836.6
                                                                           ========          ========            ========

Net unrealized holding (losses) gains on securities available for sale:
  Balance at beginning of year...........................................       --              (19.2)               8.3
     Net unrealized holding gains (losses)...............................       --               19.2              (27.5)
                                                                           --------          --------            --------
  Balance at end of year.................................................       --                --               (19.2)
                                                                           ========          ========            ========

Retained earnings (deficit):
  Balance at beginning of year...........................................    (266.3)           (334.3)             105.7
     Dividends on preferred stock, Series A  ($1.35 per share in 1996,
       $1.94 in 1995 and $1.94 per share in 1994)........................      (5.0)             (7.2)              (7.2)
     Dividends on preferred stock, Series B ($10.625 per share in 1996,
       $10.625 per share in 1995 and $5.61 per share in 1994)............     (18.4)            (18.4)              (9.7)
     Dividend in-kind to parent .........................................     (57.1)              --                 --
     Net earnings (loss).................................................     116.4              93.6             (423.1)
                                                                           --------          --------            --------
  Balance at end of year.................................................    (230.4)           (266.3)            (334.3)
                                                                           --------          --------            --------
Total Shareholder's Equity...............................................    $864.9            $887.5             $798.3
                                                                           ========          ========            ========

         See accompanying notes to consolidated financial statements.

       CALIFORNIA FEDERAL BANK, A FEDERAL SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Millions)

                                                                                            For the Year Ended December 31,
                                                                                      ------------------------------------------
                                                                                          1996          1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) ...............................................................    $    116.4    $     93.6    $   (423.1)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
  Loss on assets held for accelerated disposition .................................        --            --             274.8
  Cumulative effect of change in accounting principle .............................        --            --             273.7
  Depreciation and amortization ...................................................          14.2          13.0          14.8
  Accretion of fees and discounts .................................................        --             (13.5)        (37.3)
  Provision for losses on loans receivable ........................................          41.3          31.8          74.9
  Provision (recovery) for losses on real estate held for sale ....................           5.0          (7.4)         79.7
  (Gain) loss on sales of loans ...................................................          (0.7)          0.3          (0.5)
  Loans originated for sale .......................................................        (230.8)       (117.2)       (115.8)
  Gain on sales of securities .....................................................          (2.3)         (6.9)         (0.2)
  Proceeds from sales of loans receivable held for sale ...........................         281.1         183.2       1,099.4
  Decrease in other assets ........................................................          10.6          39.0           7.3
  (Decrease) increase in other liabilities ........................................          (1.9)        (34.4)         17.0
  Other items .....................................................................           7.3         (11.1)        (20.5)
                                                                                       ----------    ----------     ---------
        Net cash provided by operating activities ................................         240.2         170.4       1,244.2
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans originated for investment .................................................      (2,369.2)     (2,128.9)     (2,503.5)
  Purchases of securities available for sale ......................................        (221.0)       (202.9)     (1,519.2)
  Proceeds from sales of securities available for sale ............................         261.6         976.3         670.4
  Net (purchases) maturities of securities held to maturity .......................        --             (54.2)          0.4
  Principal collected on loans receivable held for investment .....................       1,399.7       1,152.1       1,406.9
  Principal collected on securities held to maturity ..............................         401.8         435.8         533.5
  Proceeds from maturities of securities ..........................................         156.0         808.8           1.0
  Net increase in FHLB stock ......................................................         (31.1)         (1.6)        (12.6)
  Proceeds from sales of real estate held for sale, net ...........................         126.2         136.8         398.2
  Net (additions) dispositions of premises and equipment ..........................          (1.6)         (2.8)          8.3
  Net increase (decrease) in short-term liquid investments ........................           5.1         259.7         (27.0)
  Net increase (decrease) in securities purchased under agreements to resell ......         364.5      (1,626.4)        (18.0)
                                                                                       ----------    ----------     ---------
         Net cash used (provided) by investing activities .........................          92.0        (247.3)     (1,061.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in deposits .................................................        (558.0)      1,115.8      (4,239.9)
  Proceeds from Federal Home Loan Bank advances ...................................       2,030.0       3,135.0       1,710.0
  Payments on Federal Home Loan Bank advances .....................................      (1,590.0)     (2,990.0)       (200.0)
  Net decrease (increase) in reverse repurchase agreements ........................         121.1        (893.7)      1,501.2
  Proceeds from other borrowings ..................................................           0.4           3.0         202.0
  Payments on other borrowings and subordinated debentures ........................        (201.2)       (286.7)        (41.4)
  (Payments) proceeds from the (redemption) issuance of common stock ..............         (49.2)       --             210.9
  (Payments) proceeds from the (redemption) issuance of preferred stock ...........         (93.5)       --             164.2
  Payment of dividends on preferred stocks ........................................         (23.4)        (25.6)        (16.9)
                                                                                       ----------    ----------     ---------
         Net cash (provided) used by financing activities .........................        (363.8)         57.8        (709.9)
                                                                                       ----------    ----------     ---------
Net decrease in cash ..............................................................         (31.6)        (19.1)       (527.3)
Cash at beginning of period .......................................................         273.7         292.8         820.1
                                                                                       ----------    ----------     ---------
Cash at end of period .............................................................    $    242.1    $    273.7     $   292.8
                                                                                       ==========    ==========     =========


         See accompanying notes to consolidated financial statements.

       CALIFORNIA FEDERAL BANK, A FEDERAL SAVINGS BANK AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of California Federal Bank, A Federal Savings Bank and its subsidiaries ("California Federal"). California Federal maintains 119 full service branches in California and Nevada and is one of the largest savings associations in the United States. California Federal offers a broad range of consumer financial services including demand and term deposits and mortgage and consumer loans. Subsidiaries of California Federal sell insurance and investment products to California Federal's customers, and have previously engaged in the real estate investment and development and trust business. California Federal's deposit gathering and loan production operations are concentrated in California, particularly in Southern California.

      It is California Federal's policy to consolidate all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1995 and 1994 data in order to conform to the current presentation. The preparation of California Federal's financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported operations of California Federal for the periods presented. Actual results may differ from those estimates calculated by California Federal.

      On January 3, 1997, Cal Fed Bancorp Inc. ("Bancorp"), the parent and sole shareholder of California Federal, was acquired by First Nationwide Holdings Inc. ("Holdings"). The consolidated financial statements do not reflect any purchase accounting adjustments from the acquisition.

      During 1995, California Federal obtained regulatory and shareholder approval to reorganize into a holding company structure, which provided greater flexibility for meeting future financial and competitive needs. In December 1995, California Federal contributed approximately $22 million in capital to Bancorp as part of the reorganization into a holding company structure. As a result of the reorganization, on January 1, 1996, each share of California Federal's common stock was converted into one share of Bancorp common stock. Consequently, California Federal became a wholly-owned subsidiary of Bancorp. California Federal's other securities remain outstanding securities of California Federal.

   SHORT-TERM LIQUID INVESTMENTS

      California Federal's short-term liquid investments consist of federal funds sold and certificates of deposit. These investments generally mature within 60 days. California Federal invests in these assets as a means to maximize its return on short-term funds that it holds for liquidity purposes.

   SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

      California Federal invests in securities purchased under agreements to resell ("repurchase agreements") to maximize the yield on its liquid assets. California Federal obtains collateral for these agreements, which normally consists of U.S. treasury securities or mortgage-backed securities ("MBS") guaranteed by agencies of the U.S. government. The collateral is held in the custody of a trustee, who is not a party to the transaction. The duration of these agreements is typically less than 30 days. California Federal deals only with nationally recognized investment banking firms as the counterparties to these agreements. California Federal's investment in repurchase agreements solely consisted of securities purchased under agreements to resell identical securities.

   INVESTMENTS IN SECURITIES

      California Federal's investment in securities principally consists of U.S. treasury securities and mortgage-backed securities. California Federal has created MBS when it exchanges pools of loans for mortgage-backed securities ("securitized loans"). In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), California Federal classifies its investment in securities as held to maturity securities, trading securities and available for sale securities as applicable. California Federal did not hold any trading securities at December 31, 1996 or 1995.

   Available for Sale Securities

      California Federal has classified certain securities as "available for sale." California Federal classifies securities as available for sale based upon a determination that such securities may be sold at a future date or if there are foreseeable circumstances under which California Federal would sell such securities.

      Securities designated as available for sale are recorded at market value. Changes in the market value of debt securities held for sale are included in Shareholder's Equity as unrealized holding gains or losses net of the related tax effect, if any. Unrealized losses, on available for sale securities reflecting a decline in value judged to be other than temporary, are charged to income in the Consolidated Statements of Operations. Realized gains or losses on available for sale securities are computed on a specific identification basis.

   Securities Held to Maturity

      California Federal has classified certain securities as "held to maturity." Securities are designated as held to maturity if California Federal has the positive intent and the ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity. Unrealized losses on held to maturity securities, reflecting a decline in value, judged by California Federal to be other than temporary, are charged to income and reported under the caption "Gain (loss) on Sale of Securities" in the Consolidated Statements of Operations.

   LOANS RECEIVABLE

      California Federal's principal interest-earning asset is loans receivable. California Federal primarily originates loans secured by residential property of four units or less ("residential 1-4 loans"). Prior to 1993, California Federal was active in the origination of loans secured by residential properties of five or more units ("multifamily loans") and loans secured by office buildings, shopping centers, industrial buildings, warehouses, marinas and hotels ("commercial real estate loans"). California Federal currently limits its originations of multifamily and commercial real estate loans to finance the sale of real estate. Prior to 1993, California Federal was active in the origination of loans secured by vehicles, mobile homes, boats and unsecured personal loans ("consumer loans"). Since 1993, California Federal has ceased originating consumer loans for its own portfolio. However, California Federal does originate consumer loans for other financial institutions for a fee. California Federal segregates its loan portfolio into loans held for sale and loans held for investment. California Federal normally designates a loan as held for sale at the time of origination. California Federal's portfolio of residential 1-4 loans, multi-family loans and commercial real estate loans is primarily secured by property located in California. California Federal continues to focus its origination efforts in California, particularly in Southern California. California Federal's ability to originate loans is affected by economic conditions, competition and the market for real estate in California. Likewise, the ability of California Federal's borrowers to honor their contractual loan obligations to California Federal is also affected by the strength of the California economy and particularly the availability of employment and the pricing for residential housing. Should the California economy, the market for real estate, and/or the availability of employment experience a significant downturn over the near term, California Federal may experience a reduction in the level of loan originations and/or an increase in loan losses.

     Loans Receivable Held for Sale

      California Federal has designated certain of its loans receivable as "held for sale." In determining the level of loans held for sale, California Federal considers whether such loans would be sold in response to liquidity needs, asset/liability management requirements, regulatory capital needs and other factors. California Federal's current policy is to designate substantially all originations of fixed-rate residential 1-4 loans that conform to the underwriting criteria of Fannie Mae ("FNMA"), formerly known as the Federal National Mortgage Association or Freddie Mac ("FHLMC"), formerly known as the Federal Home Loan Mortgage Corporation, as held for sale.

      Loans held for sale are recorded at the lower of cost or market value. Unrealized losses are recorded as a reduction in earnings and are included under the caption "Gain (loss) on sale of loans" in the Consolidated Statements of Operations. Realized gains and losses from the sale of loans receivable are computed under the specific identification method.

     Gains and Losses from the Sale of Loans

      California Federal sells whole loans and participations in mortgage loans to institutional and private investors. Gains and losses resulting from the sales of loans are determined on the specific identification method and reflect the extent that the sales proceeds exceed or are less than California Federal's investment in the loans (which includes adjusting the unpaid principal balance of the loans for unearned discounts, premiums and deferred fees and costs at the time of sale). In some cases, California Federal sells loans and continues to service such loans for the investor. In these cases, California Federal recognizes a gain or loss on the loan sale measured by the present value of the difference between the yield on the loans and the yield to be paid to the buyer, reduced by the normal servicing fees, over the estimated remaining lives of those loans using market prepayment, default and discount rate assumptions. If loans are sold with recourse, the estimated liability under the recourse provisions is provided for in the computation of the gain or loss. The resulting deferred discount or premium ("excess servicing") is amortized as an addition to or deduction from income using the interest method, adjusted for actual prepayments. California Federal periodically reviews the remaining premium to ensure that it does not exceed the present value of the estimated excess servicing fees, using current estimates of market prepayments and default. In the event that actual prepayments exceed the assumptions used in determining the gain or loss, the deferred premium is adjusted to reflect current prepayment projections by a charge to operations. To the extent sales of loans involve the sale of part of a loan or a pool of loans with disproportionate credit and prepayment risks, the cost basis is allocated based upon the relative fair market value of the portion sold and the portion retained on the date such loans were acquired or, if that is not determinable, the date of sale. The amount of excess servicing recorded by California Federal was $4.8 million and $3.9 million at December 31, 1996 and 1995, respectively. Such amounts were included in "Prepaid expenses and other assets" on the Consolidated Statements of Financial Condition.

     Loan Servicing

      California Federal services its loan portfolio and real estate and consumer loans which are owned by independent investors. Loans serviced by California Federal for others are primarily the result of California Federal selling loans while retaining the servicing of such loans. Loans which are serviced for other parties are not included with loans receivable or any other asset in the accompanying consolidated financial statements. Fees earned for servicing loans for others are reported as income when the related loan payments are collected. Loan servicing costs are charged to expense as incurred.

     Loans Receivable Held for Investment

      California Federal's loan portfolio is comprised of residential 1-4 loans, loans secured by income producing real estate ("income property loans") and consumer loans. Since 1993, California Federal has not actively engaged in originating income property loans, except to finance the sale of California Federal's real estate.

      Loans receivable are generally recorded at the contractual amounts owed by borrowers, less deferrals, unearned interest, the allowance for loan losses, undisbursed funds and purchase premiums and discounts. Interest on loans is credited to income as earned, to the extent deemed collectible. Discounts on loans purchased and unearned interest on consumer loans is accreted into interest income using the interest method over the contractual lives of the loans, adjusted for actual prepayments.

     Loan Origination Fees and Costs

      Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of loan yield using the interest method. When a loan is paid off or sold, any unamortized net deferred fee balance is credited to income. Commitment fees received in connection with the purchase of loans are deferred and recognized over the life of the resulting loans as an adjustment of yield, or if the commitment expires unexercised, credited to income upon expiration of the commitment. Any costs in connection with the purchase of loans are expensed as incurred.

     Impaired and Non-Performing Loans

      In May 1993, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). A loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. SFAS 114 excludes among other items, large groups of smaller-balance homogenous loans that are collectively evaluated for impairment. California Federal adopted SFAS 114 as of January 1, 1995. California Federal has defined residential 1-4 loans, consumer loans, multifamily loans with an outstanding balance of less than $750,000 and commercial real estate loans with an outstanding balance of less than $500,000 as homogenous loans. All homogenous loans that are 90 days or more delinquent or are in foreclosure are automatically placed on non-performing status. Additionally, homogenous loans that have had a modification of terms are individually reviewed to determine if they meet the definition of a troubled debt restructuring. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for losses. For all loans secured by real estate, California Federal measures impairment and establishes specific valuation allowances by utilizing the fair value of the property collateralizing the loan.

      All loans designated by California Federal as "impaired" are either placed on non-accrual status or are designated as restructured and are included with those loans reported as non-performing. California Federal's non-performing loans consist of loans on which California Federal has ceased the accrual of interest ("non-accrual loans") and loans on which various concessions have been made with respect to the interest rate or other terms due to the inability of the borrower to service the obligation under the original terms of the agreement ("restructured loans"). It is California Federal's policy to place a loan on non-accrual status in the event that the borrower is 90 days or more delinquent or earlier if the timely collection of interest and/or principal appears doubtful. When a loan is determined to be impaired and/or placed on non-accrual status, the accrued and unpaid interest receivable is reversed. All cash subsequently collected on non-accrual loans is used to reduce the recorded investment in the loan until the loan is returned to performing status. California Federal's policy allows loans that are contractually performing to be designated as impaired and to be placed on non-accrual status if the future collection of interest and or principal appears doubtful or the risk of default is probable.

     Allowance for Loan Losses

      California Federal has established valuation allowances for estimated losses on specific loans ("specific valuation allowances") and for the inherent risk in the loan portfolio which has yet to be specifically identified ("general valuation allowances").

      California Federal maintains a loan monitoring system which provides a means for the timely identification of impaired and potential problem loans and to permit the evaluation of the adequacy of the allowances for losses. California Federal's loan monitoring system has established specific policies relating to its residential 1-4, income property, commercial banking and consumer loan portfolios. Additionally, California Federal is required by various regulatory agencies to monitor and classify its assets as Pass, Special Mention, Substandard, Doubtful and Loss. California Federal's monitoring system further disaggregates loans that are determined to be Pass into four separate grades. Additionally, California Federal places loans on a watchlist if they exhibit certain credit characteristics. These characteristics include dollar size, tenant concentration and the timing of maturity.

      California Federal's residential 1-4 loans and consumer loans are relatively homogenous and no single residential 1-4 or consumer loan possesses the potential for significant risk of loss. Therefore, California Federal normally evaluates the risk of loss on these loans by analyzing their loss experience, performance, default rates and other indicators of risk for the portfolios as a whole. California Federal stratifies its income property loan portfolio by size and by type and treats performing multi-family loans with outstanding principal balances less than $750,000 and commercial real estate loans with balances less than $500,000 as homogenous portfolios. Income property loans that are below the homogenous threshold are evaluated for impairment based upon their payment status and on a pool basis. For income property loans exceeding the homogenous threshold, California Federal conducts a periodic review of each loan in order to test each loan for impairment. The frequency and type of review is dependent upon the inherent risk attributed to each loan. The level of risk is measured by a scale which evaluates each loan on a continuum of multiple grades. The frequency and intensity of the loan review is directly proportionate to the adversity of the loan grade. California Federal evaluates the risk of default and the risk of loss for each loan subject to individual monitoring. Non-performing income property loans and performing loans that have been graded substandard, special mention, or watchlist are typically reviewed on a quarterly basis. Current appraisals are generally obtained annually as long as the loan continues to possess certain risk characteristics. These loans are monitored throughout the year by a review of the collateral's operating performance and the borrowers' indicated or demonstrated ability to continue to meet their obligations. When necessary, California Federal utilizes operating statements of the collateral to perform its own discounted cash flow analyses. These analyses provide the basis for specific valuation allowances. Numerous other factors are considered in the evaluation, including a review of certain individual borrowers' current financial status, credit standing, available collateral, California Federal's judgment regarding prevailing and anticipated economic conditions and other relevant factors.

      Specific valuation allowances are provided when an identified decline in the value of an impaired loan (or the related collateral) is identified. The determination of specific valuation allowances includes a periodic evaluation of the financial status of certain individual borrowers or collateral relating to loans specifically identified as containing elements of potential risk in the loan portfolio. For loans that are impaired and secured by real estate or other collateral, California Federal provides specific allowances based upon the excess of the outstanding loan amount over the fair value of the related collateral with consideration of holding and selling costs.

      General valuation allowances are based upon the inherent risk in the loan portfolio that has not been specifically identified. The general valuation allowance is based upon a number of factors, including historical loss experience, the level of non-performing and internally classified loans, the composition of the loan portfolio, estimated remaining lives of the various types of loans within the portfolio, prevailing and forecasted economic conditions and California Federal's judgment. General allowances are provided for all loans, regardless of any specific allowances provided. The determination of California Federal's allowance for loan losses is based on estimates that are affected by changes in the regional or national economy and market conditions. California Federal believes that as of December 31, 1996 and 1995, the allowance for loan losses is adequate based on current economic and market conditions. However, in the course of evaluating the adequacy of the allowance for loan losses, California Federal has projected that the California economy and the market for real estate will remain in the same relative condition that it was in at December 31, 1996. Should these factors experience a downturn in the near term or if market interest rates increase significantly in the near term, California Federal could experience a material increase in the level of loan defaults and charge-offs.

   REAL ESTATE HELD FOR SALE

      Real estate held for sale consists of real estate acquired in settlement of loans ("REO") and real estate investments ("REI"). REO generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by California Federal in satisfaction of the loan. REO is recorded at the lower of the recorded investment in the loan satisfied, the fair value or the disposition value of the related assets acquired less anticipated disposition costs. The fair value of the assets is based upon a current appraisal adjusted for estimated carrying and selling costs. The disposition value is based upon the current market pricing of the asset. Net cash receipts on REO are recorded as a reduction in the basis of the asset. Net cash payments are expensed as incurred. California Federal's REI consists of properties that California Federal, through its subsidiaries, acquired for purposes of development where California Federal is actively seeking to dispose of the property in an expeditious manner. California Federal has not been actively involved in real estate investment or development for several years. California Federal records its REI at the lower of cost or fair value of the properties. California Federal determines fair value by utilizing recent sales activity and deducting holding and disposition costs over the estimated remaining period to sell the projects. California Federal has assumed an orderly disposition in estimating the holding period to sale. Should California Federal be unable to sell the project at the projected prices, if the holding period is substantially longer than forecast, or if California Federal's intent with respect to an orderly disposition were to change, the fair value ultimately realized by California Federal could be materially lower than California Federal's current forecast.

   PREMISES AND EQUIPMENT, DEPRECIATION AND CAPITALIZATION OF INTEREST

      Maintenance and repairs on premises and equipment are charged to expense in the year incurred. Depreciation and amortization of premises and equipment are computed using the straight-line method over the estimated useful lives of the assets. Interest incurred on amounts used to finance the construction of such assets is capitalized and amortized over the depreciable lives of the related assets.

   GOODWILL

      Goodwill, which represents the excess of cost over the fair value of tangible and identifiable intangible net assets acquired, was amortized on a straight-line basis over the expected periods to be benefited, ranging from 20 to 40 years. During 1994, California Federal applied Statement of Financial Accounting Standards No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions ("SFAS 72") to acquisitions initiated, by California Federal, prior to September 30, 1982. SFAS 72 requires, among other things, that to the extent, the fair value of liabilities assumed exceeds the fair value of identifiable assets acquired from a banking or thrift institution, the unidentifiable intangible asset recognized (i.e., goodwill) generally shall be amortized over a period no longer than the discount on the acquired long-term interest-earning assets. SFAS 72 was effective for acquisitions initiated after September 30, 1982 with retroactive application permitted. California Federal had been accounting for its acquisitions initiated subsequent to September 30, 1982 in accordance with SFAS 72. The cumulative effect of the retroactive application of SFAS 72 resulted in the acceleration of California Federal's goodwill amortization arising from California Federal's thrift institution acquisitions initiated prior to September 30, 1982. Under generally accepted accounting principles, the cumulative effect from the retroactive application of SFAS 72 must be reflected as of the first day of the fiscal year in which it is implemented. To that extent, $273.7 million of remaining unamortized goodwill was eliminated effective January 1, 1994.

   INCOME TAXES

      California Federal and its subsidiaries are included in a consolidated federal income tax return and a combined California franchise tax report filed by Bancorp.

      California Federal has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") and has applied the provisions of SFAS 109 retroactively to January 1, 1982. Under the asset and liability method of SFAS 109, deferred income tax expense (benefit) is derived by establishing deferred tax assets and liabilities as of the reporting date for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. California Federal's evaluation of the realizability of deferred tax assets includes consideration of the amount and timing of future reversals of existing temporary differences, as well as available taxable income in carryback years. California Federal has not considered income from future operations in evaluating the realizability of its deferred tax assets. See
Note 20 Income Taxes.

   SHAREHOLDER'S EQUITY

      On July 29, 1996 Bancorp, the parent company of California Federal, announced that it had entered into a definitive merger agreement with First Nationwide Holdings Inc., the parent company of First Nationwide Bank, San Francisco. The merger agreement was approved by Bancorp's stockholders and by regulatory authorities and closed on January 3, 1997.

      During the 1995 fourth quarter, California Federal obtained regulatory and shareholder approval to reorganize into a holding company structure. As a result of the reorganization, on January 1, 1996, each share of California Federal's common stock was converted into one share of Bancorp common stock. Consequently, California Federal became a wholly-owned subsidiary of Bancorp. California Federal's other equity securities remained outstanding securities of California Federal.

      During 1994, California Federal issued 1,725,000 shares of 105/8% noncumulative perpetual preferred stock, Series B ("Preferred Stock, Series B"). Cash dividends on the Preferred Stock, Series B, are not cumulative and are payable quarterly when declared by California Federal's Board of Directors. The Preferred Stock, Series B, has a liquidation preference and par value of $100.00 per share. The par value of the Preferred Stock, Series B was $100.00 per share at December 31, 1996 and 1995. Both the designated and outstanding number of shares at December 31, 1996 and 1995 were 1,725,000. The Preferred Stock, Series B, is generally not redeemable prior to April 1, 1999. The Preferred Stock, Series B, is redeemable at the option of California Federal, in whole or in part, at $105.313 per share on or after April 1, 1999 and prior to April 1, 2000, and at prices decreasing annually thereafter to the liquidation preference of $100.00 per share on or after April 1, 2003, plus declared but unpaid dividends. In addition, the Preferred Stock, Series B, is redeemable at the option of California Federal or its successor or any acquiring or resulting entity with respect to California Federal on or after April 1, 1996 and prior to April 1, 1999 in whole, but not in part, in the event of a change of control of California Federal at $114.50 per share.

      During the second quarter of 1996 California Federal called for redemption all 3,740,000 shares of its 7 3/4% noncumulative convertible preferred stock, Series A. Except for the conversion of 18,820 shares into 23,336 shares of Bancorp's common stock, the Series A shares were redeemed effective June 14, 1996 at a redemption price of $25.00 per share, plus a dividend of $0.398264 per share.

   FINANCIAL INSTRUMENTS

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" ("SFAS 107").

      Financial instruments are defined under SFAS 107 as cash, evidence of an ownership in an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument.

      A significant portion of California Federal's assets and liabilities are financial instruments as defined under SFAS 107. California Federal is also a party to financial instruments that are not reported on the Consolidated Statements of Financial Condition ("off balance sheet financial instruments"). Such off balance sheet financial instruments include: commitments to originate loans, standby letters of credit, recourse arrangements and interest rate exchange agreements.

     Risks Associated with Financial Instruments

     Credit Risk

      Credit risk of a financial instrument is the possibility that a loss may result from the failure of another party to perform in accordance with the terms of the contract. The most significant credit risk associated with California Federal's financial instruments is concentrated in its loans receivable. Additionally, California Federal is subject to credit risk on certain off-balance sheet financial instruments. California Federal utilizes a loan monitoring system to evaluate the level of credit risk on its loan portfolio and utilizes a similar process for loans sold by California Federal with recourse and standby letters of credit. California Federal's credit risk with respect to interest rate exchange agreements is limited to the premium paid on interest rate cap and floor arrangements, and the amount of interest due from the counterparty.

     Market Risk

      Market risk of a financial instrument is the possibility that future changes in market prices may reduce the value of a financial instrument or increase the contractual obligations of California Federal. California Federal's market risk is concentrated in its portfolios of securities held for sale and loans receivable. California Federal's securities held for sale are traded in active markets. The values of these securities are susceptible to fluctuations in the general market. When a borrower fails to meet the contractual requirements of his loan agreement, California Federal is subject to the market risk of the collateral securing the loan.

     Interest Rate Risk

      Financial instruments are subject to interest rate risk to the extent that they reprice on a frequency, degree or basis that varies from market repricing. California Federal is subject to interest rate risk to the degree that its interest-earning assets reprice on a different frequency or schedule than its interest-bearing liabilities. A majority of California Federal's loans receivable and mortgage backed securities reprice based upon the FHLB Eleventh District cost of funds index ("COFI"). The repricing of COFI tends to lag market interest rates. California Federal closely monitors the pricing sensitivity of its financial instruments and, if deemed cost effective, utilizes hedging and other asset/liability techniques to mitigate the impact of interest rate risk.

     Concentrations of Credit Risk

      California Federal's lending activities are principally conducted in California and California Federal currently focuses on the origination of residential 1-4 loans. The largest concentration of California Federal's loan portfolio is located in the Los Angeles County area of California. The ability of California Federal's borrowers to repay their commitments is contingent on several factors, including the economic conditions in the borrower's geographic region, primarily Southern California, market interest rates, and upon the individual financial condition of the borrower.

     Fair Value of Financial Instruments

      SFAS 107 requires the disclosure of the fair value of financial instruments, whether or not recognized on the statement of financial condition, for which it is practicable to estimate the value. SFAS 107 requires that California Federal disclose estimated fair values for its financial instruments. Fair values, estimates and assumptions are set forth in
Note 21 Fair Value of Financial Instruments.

     Derivative Financial Instruments

      California Federal's derivative financial instruments are primarily limited to interest rate exchange contracts and such contracts are predominantly utilized for hedging activities for existing assets and liabilities.

      California Federal uses several types of interest rate exchange contracts as an integral part of its asset/liability management program including: (i) interest rate swaps, (ii) interest rate caps and (iii) interest rate floors. Interest rate exchange agreements have been utilized primarily to reduce interest rate risk on certain interest-bearing liabilities and interest-earning assets. Interest rate swap agreements are instruments in which California Federal and another party agree to exchange interest payments on a notional amount. When using interest rate cap agreements, California Federal pays another party a premium in exchange for cash payments on a notional amount in the event that a specified index exceeds a specified rate. When utilizing interest rate floors, California Federal pays a premium in exchange for cash payments on a notional amount in the event that a specified index is less than a specified rate. These premiums are amortized over the duration of the agreement. The notional amounts of interest rate exchange agreements are not reflected in the Consolidated Statements of Financial Condition, but are disclosed in the notes to these Consolidated Financial Statements. California Federal records interest income and expense on the accrual method for its interest rate exchange agreements. Changes in the value of interest rate exchange agreements that are designated as held for a purpose other than trading are not reflected in the Consolidated Financial Statements unless California Federal determined that it was probable that the counterparty would default. Interest rate exchange agreements that are designated as held for trading purposes are evaluated at fair value, and in the event that such evaluation indicates a net liability to California Federal, such liability is reflected on the Consolidated Statements of Financial Condition with a corresponding charge reflected on the Consolidated Statements of Operations. To the extent that California Federal is in a gain position, California Federal records net cash flow as income upon receipt and typically does not record unrealized gains as income.

   NEWLY ENACTED AND PROPOSED ACCOUNTING PRONOUNCEMENTS

      In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121"). SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that a long lived asset is determined to be impaired, an impairment loss shall be recognized. SFAS 121 prescribes that impairment losses for long-lived assets shall be measured as the amount by which the carrying amount of the asset exceeds its fair value. Additionally, SFAS 121 provides that long-lived assets, to be disposed by sale or abandonment, shall be reported at the lower of carrying amount or fair value less cost of disposition. This statement is effective for financial statements for fiscal years beginning after December 15, 1995, earlier application is permitted. SFAS 121 was adopted by California Federal on January 1, 1996 and did not have a material adverse effect on the financial position or results of operations.

      In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"), an amendment of FASB Statement No. 65 "Accounting for Certain Mortgage Banking Activities" ("SFAS 65"). SFAS 122 amends SFAS 65 to remove the distinction in accounting for mortgage servicing rights resulting from originated loans and those resulting from purchased loans. Additionally, SFAS 122 requires that an enterprise with mortgage banking activities assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 is to be applied prospectively to fiscal years beginning after December 15, 1995, earlier application is permitted. SFAS 122 was adopted during the first quarter of 1996. California Federal did not experience a material impact to its results of operations or financial condition from such implementation.

      In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock, and stock appreciation rights. This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for, or at least disclosed in the case of stock options, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The accounting requirements of SFAS 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS 123 is initially adopted for recognizing compensation cost. During 1996, California Federal had no stock-based employee compensation plans. In addition, California Federal did not enter into any transactions in which its equity instruments were used to acquire
                                     F-63
goods or services from non-employees. Therefore, SFAS 123 had no effect on the Financial Statements of California Federal.

      In November 1995, the FASB issued a Special Report ("Special Report") as an aid in understanding and implementing Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Special Report included such guidance that enabled California Federal to reassess the appropriateness of the classifications of all securities held and account for any resulting reclassifications at fair value in accordance with SFAS 115. During the fourth quarter of 1995, California Federal, in accordance with the Special Report, redesignated $17.2 million of MBS from "held to maturity" to "available for sale." Prior to December 31, 1995, California Federal sold the MBS for a loss of less than $0.1 million.

      In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 establishes new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS 125 also establishes new accounting requirements for pledged collateral. As issued, SFAS 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and earlier or retroactive application is not permitted. During 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS 127"). SFAS 127 defers for one year the effective date (a) of paragraph 15 of SFAS 125 and (b) of paragraphs 9-12 and 237(b) of Statement 125 for repurchase agreement, dollar-roll, securities lending, and similar transactions. SFAS 127 provides additional guidance on the types of transactions for which the effective date of SFAS 125 has been deferred. It also requires that if it is not possible to determine whether a transfer occurring during calendar-year 1997 is part of a repurchase agreement, dollar-roll, securities lending, or similar transaction, then paragraphs 9-12 of SFAS 125 should be applied to that transfer. Although the provisions of SFAS 125 as amended by SFAS 127 have not yet been adopted by California Federal, management does not expect such adoption to have a material impact on its consolidated financial statements.

   NOTE 2:  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      For the purposes of the Consolidated Statements of Cash Flows, California Federal defines cash as currency on hand and demand deposits with other financial institutions.

                                                                           1996                1995                1994
                                                                           ----                ----                ----
                                                                                      (Dollars in Millions)
Cash Paid (Received) During the Year for:
  Interest expense................................................         $675.5             $685.2              $557.8
  Income taxes refunded...........................................          (11.2)              (1.6)               (8.5)
Non-Cash Investing and Financing Activities:
  Loan foreclosures...............................................          120.2              146.2               189.3
  Loans exchanged for mortgage-backed securities..................            --               239.7               424.0
  Transfer of securities to available for sale....................            --                17.2 (a)             --
  Change in unrealized gain on securities available for sale .....            --                19.2               (27.5)
  Transfer of loans to held for sale .............................           44.9               78.7             1,213.9 (b)

----------
       (a) In November 1995, FASB issued the Special Report. During the fourth quarter of 1995, California Federal, in accordance with the Special Report, redesignated $17.2 million of MBS from "held to maturity" to "available for sale" and, prior to December 31, 1995, sold the MBS for a loss of less than $0.1 million.

      (b) During 1994, California Federal designated $1.2 billion of performing and non-performing loans as assets held for accelerated disposition. This designation was made during 1994 as an integral part of California Federal's program to improve its capital position, reduce non-performing assets and improve its operating efficiency.

NOTE 3:  SHORT-TERM LIQUID INVESTMENTS

      California Federal's short-term liquid investments include certificates of deposit, commercial paper and Federal funds sold. The amount of short-term liquid investments held by California Federal at any point in time is a function of many factors including liquidity requirements, projected cash requirements and cash flows.

      The following table presents California Federal's short-term liquid investments at the dates indicated:


                                               December 31, 1996                                    December 31, 1995
                                -----------------------------------------------      --------------------------------------------
                                                                  Weighted Avg.                                      Weighted Avg.
                                Carrying      Weighted Avg.        Maturity           Carrying      Weighted Avg.      Maturity
                                 Value            Rate              (Days)              Value           Rate            (Days)
                                --------      -------------       -------------       --------      -------------     ------------
                                          (Dollars in Millions)                                (Dollars in Millions)
Federal funds sold............   $69.0            6.08%                2                $70.0            5.80%             2
Certificates of deposit.......      --              --                --                  4.1            5.19             27
                                 -----                                                 ------
                                 $69.0            6.08%                                 $74.1            5.77%
                                 =====                                                 ======

      At December 31, 1996 and 1995 accrued interest and dividends receivable related to short-term liquid investments held to maturity were $0.1 million and $0.2 million, respectively.

NOTE 4:  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

      Securities purchased under agreements to resell are collateralized by mortgage-backed securities at December 31, 1996 and by U.S. Treasury securities at December 31, 1995. The following table provides additional information on the agreements:

                                                                                             December 31,
                                                                                ---------------------------------------
                                                                                       1996                 1995
                                                                                       ----                 ----
                                                                                         (DOLLARS IN MILLIONS)
     Carrying value of agreements to resell...................................       $1,310.1             $1,674.6
     Market value of collateral...............................................        1,341.2              1,704.4
     Maximum amounts of outstanding agreements to resell
       at any month-end.......................................................        1,912.9              1,704.2
     Average amounts of outstanding agreements to resell
       for the year...........................................................        1,660.5              1,144.5
     Weighted average interest rate for the year..............................          5.52%                5.99%
     Weighted average interest rate on year-end  balances.....................          6.72%                6.01%
     Weighted average maturity of outstanding agreements
       to resell (days).......................................................              3                   11

      At December 31, 1996 and 1995, California Federal held only securities purchased under agreements to resell the identical securities. The securities collateralizing these agreements are held in the custodial accounts of a trustee, who is not a party to the agreement for California Federal for the duration of the agreements. The following table presents California Federal's securities purchased under agreements to resell, by counterparty, at the dates indicated:

                                                                                              December 31,
                                                                                  ------------------------------------
Counterparty                                                                             1996              1995
                                                                                       (Dollars in Millions)
Lehman Brothers...............................................................          $    263.0         $   700.7
Nomura Securities.............................................................               350.0             500.0
Bear Stearns..................................................................               209.8             473.9
Paine Webber .................................................................               407.3                --
Donaldson, Lufkin and Jenrette................................................                80.0                --
                                                                                          --------          --------
                                                                                          $1,310.1          $1,674.6
                                                                                          ========          ========

      Accrued interest related to securities purchased under agreements to resell at December 31, 1996 and 1995 totaled $1.6 and $2.7 million, respectively.

NOTE 5: SECURITIES AVAILABLE FOR SALE

      The carrying values, market values and weighted average rate of securities available for sale at December 31, 1996 are as follows:




                                                                                      Net
                                                       Unrealized  Unrealized      Unrealized                     Weighted
                                Historical  Carrying     Holding    Holding        Holding          Market        Average
                                   Cost       Value       Gains     Losses       Gains (Losses)     Value          Rate
                                ----------  --------   ---------- ----------     --------------   ----------      --------
                                                                        (DOLLARS IN MILLIONS)
U.S. Treasury securities:
  Maturing after 1 year
     but within 5 years ......    $6.0        $6.0      $  --       $  --          $   --            $6.0           6.13%
                                  ====        ====      =====       ======         ======            ====           =====


      The carrying values, market values and weighted average rate of securities available for sale at December 31, 1995 are as follows:




                                                                                      Net
                                                       Unrealized  Unrealized      Unrealized                     Weighted
                                Historical  Carrying     Holding    Holding        Holding          Market        Average
                                   Cost       Value       Gains     Losses       Gains (Losses)     Value          Rate
                                ----------  --------   ---------- ----------     --------------   ----------      --------
                                                                        (DOLLARS IN MILLIONS)
U.S. Treasury securities:
  Maturing within 1 year......    $150.0      $149.9     $   --     $(0.1)         $ (0.1)         $149.9          4.00%
  Maturing after 1 year
   but within 5 years........      50.3        50.4        0.1         --             0.1            50.4          7.46
                                 -------      ------     -----     ------           -----          ------        ------
                                  $200.3      $200.3     $ 0.1      $(0.1)          $  --          $200.3          4.87%
                                 ======       ======     ======    ======           =====          ======        ======


      The table below presents the activity of securities available for sale for the periods presented:

                                                                   Year Ended December 31,
                                                    -----------------------------------------------------
                                                          1996                 1995                1994
                                                          ----                 ----                ----
                                                                (Dollars in Millions)
Balance, January 1.........................               $ 200.3          $1,731.5                $894.7
Purchases..................................                 221.0             202.9               1,519.2
Sales......................................                (259.3)           (969.4)               (670.2)
Transfers..................................                    --              17.2 (a)                --
Maturities (b).............................                (156.0)           (801.1)                 22.2
Market value adjustment....................                    --              19.2                 (34.4)
                                                       ----------           -------               --------
Balance, December 31.......................              $    6.0            $200.3               $1,731.5
                                                         ========            ======               ========

----------
      (a) During 1995, California Federal transferred $17.2 million of mortgage-backed securities held to maturity to securities available for sale. See Note 6 Securities Held to Maturity for further information.

      (b) Maturities include amortization of premiums and accretion of discounts.

      Accrued interest receivable on securities available for sale at December 31, 1996 and December 31, 1995 totaled $0.1 million and $2.7 million, respectively.

      Proceeds from sales of securities available for sale during the years ended December 31, 1996, 1995 and 1994 were $261.6 million, $976.3, and $670.4 million, respectively.

      California Federal has pledged certain securities, including those available for sale, as collateral for advances from the Student Loan Mortgage Association ("SLMA") and various other borrowings. The following table presents the outstanding balances at California Federal's carrying value of securities pledged as collateral at December 31, 1996 and 1995, respectively.


                                                     December 31,
                                            -------------------------------
                                                 1996            1995
                                                 ----
                                                 (Dollars inMillions)
Pledged as collateral for:
  SLMA advances............................ $     --           $124.9
  Other borrowings.........................      52.0            58.8
                                                -----          ------
                                                $52.0          $183.7
                                                =====          ======

NOTE 6: SECURITIES HELD TO MATURITY

      California Federal's securities held to maturity have primarily consisted of MBS. California Federal had an investment in a guaranteed investment contract, which matured in 1995. California Federal's portfolio of MBS consist of securities issued by agencies of the United States, such as FNMA. The investments are purchased or are obtained by exchanging pools of mortgage loans for the securities ("securitized loans").

      Summarized below are securities held to maturity at December 31, 1996 and 1995:

                                                                        1996
                                         -------------------------------------------------------------------
                                                              Gross             Gross
                                            Carrying        Unrealized        Unrealized         Market
                                              Value           Gains             Losses           Value
                                              -----           -----             ------           -----
                                                                  (Dollars in Millions)
Mortgage-backed securities:
  FNMA.................................    $1,038.2            $ 6.2          $  (3.1)          $1,041.3
  California Federal AA-rated
    mortgage pass-through
    securities.........................       623.9              0.9             (2.4)             622.4
  Other................................       301.8              0.4            (23.6)             278.6
                                           -------             -----          -------           --------
                                           $1,963.9             $7.5           $(29.1)          $1,942.3
                                           ========             ====           ======           ========

                                                                          1995
                                             -------------------------------------------------------------
                                                                Gross             Gross
                                             Carrying        Unrealized        Unrealized        Market
                                              Value            Gains             Losses           Value
                                              -----            -----             ------           -----
                                                                   (Dollars in Millions)
Mortgage-backed securities:
  FNMA.................................     $1,192.7           $ 17.9            $ (0.2)       $1,210.4
  California Federal AA-rated
    mortgage pass-through
    securities.........................       802.3               1.3              (5.2)          798.4
  Other................................       371.7               1.5             (20.7)          352.5
                                           --------             -----           -------        --------
                                           $2,366.7             $20.7            $(26.1)       $2,361.3
                                           ========             =====            ======        ========


      The weighted average interest rates of MBS held to maturity were 6.82% and 6.93% at December 31, 1996 and 1995, respectively. Accrued interest receivable related to MBS held to maturity outstanding at December 31, 1996 and 1995 totaled $11.2 million and $13.8 million, respectively. California Federal utilizes MBS as collateral for various borrowings. At December 31, 1996 and 1995, $1,374.1 and $1,316.3 million, respectively, of MBS, were pledged as collateral for various borrowings as follows:

                                                      December 31,
                                           -------------------------------
                                                  1996            1995
                                                  ----            ----
                                             (Dollars inMillions)
Pledged as collateral for:
  Advances from FHLB..................          $  374.6          $255.9
  Repurchase agreements...............             975.7           908.9
  SLMA advances.......................               --            108.6
  Other obligations...................              23.8            42.9
                                              ----------        --------
                                                $1,374.1        $1,316.3
                                              ==========        ========

      At December 31, 1996, California Federal had $924.9 million of securitized loans with some form of recourse to California Federal. In the unanticipated event the securitized loans are sold, purchasers would have varying forms of recourse to California Federal. The recourse provisions subject California Federal to varying degrees of liability in the event of loss. California Federal currently intends to hold its portfolio of mortgage-backed securities until maturity. The following table presents the composition of securitized loans with potential recourse, by collateral type, at December 31, 1996:


                                                    Original
                                                  Loan to Value     Original
                                                     Ratio       Loan to Value
                                     Original       greater       Ratio greater
             Securitized Loans      Loan to Value   than 80%        than 80%
                with Recourse       Ratio is less     With          Without
             Collateralized by     than or = 80%    PMI (a)         PMI (a)         Total
             -----------------     -------------  -------------  -------------       -----
                                                    (Dollars in Millions)
Residential 1-4 units............     $537.5         $44.0           $ 8.9          $590.4
Multi-family property............      331.8           --              2.7           334.5
                                      ------         -----           -----          ------
                                      $869.3         $44.0           $11.6          $924.9
                                      ======         =====           =====          ======

----------
      (a) Private mortgage insurance (PMI) provides limited insurance protection to California Federal in the event of default.

      California Federal periodically reviews the credit quality of its portfolio of MBS. In the case of securitized loans with recourse provisions, California Federal makes an assessment of the credit quality of the underlying loans. See Note 1 Summary of Significant Accounting Policies for a discussion of California Federal's loan monitoring policies.

      In November 1995, the FASB issued the Special Report as an aid to understanding and implementing SFAS 115. During the fourth quarter of 1995, California Federal, in accordance with the Special Report, redesignated $17.2 million of MBS from "held to maturity" to "available for sale" and, prior to December 31, 1995, sold the MBS for a loss of less than $0.1 million. There were no sales of MBS during the year ended December 31, 1994.

NOTE 7: LOANS RECEIVABLE HELD FOR SALE

      In order to manage its asset size, liquidity requirements, the composition and interest rate sensitivity of its interest-earning assets and other factors; California Federal originates certain fixed rate residential 1-4 loans for sale.

      At December 31, 1996 and 1995, the historical cost bases of loans receivable held for sale were $8.7 and $13.6 million, respectively. At December 31, 1996 and 1995, the market value of loans receivable held for sale were $8.7 million and $13.8 million, respectively. Market values, at December 31, 1996 and 1995, were based upon quotes of similar or identical loans.

      Gross unrealized gains on loans receivable held for sale were less than $0.1 million and $0.2 million at December 31, 1996 and 1995, respectively. Gross unrealized losses on loans receivable held for sale were less than $0.1 million at both December 31, 1996 and 1995. Proceeds from sales of loans receivable held for sale were $281.1 million, $183.2 million, and $1,099.4 million for the years ended December 31, 1996, 1995 and 1994, respectively.

      The following table summarizes the gains and losses recorded for the periods presented for loans receivable:


                                                                     December 31,
                                                                     ------------
                                                           1996           1995          1994
                                                           ----           ----          ----
                                                               (Dollars in Millions)
Realized gains from sales of loans receivable.......       $1.4           $0.3          $1.0
Realized losses from sales of loans receivable......       (0.7)          (0.6)         (0.5)
                                                          -----          -----         -----
Net (losses) gains..................................       $0.7          $(0.3)        $ 0.5
                                                           ====          =====         =====

NOTE 8: LOANS RECEIVABLE HELD FOR INVESTMENT

     Loans receivable held for investment consist of the following:

                                                                                         December 31,
                                                                            ------------------------------------
                                                                                   1996               1995
                                                                                   ----               ----
                                                                                   (Dollars in Millions)
Loans secured by real estate:
  Residential 1-4.....................................................          $ 8,253.1           $ 7,277.6
  Equity..............................................................               57.4                64.1
                                                                               ----------           ---------
                                                                                  8,310.5             7,341.7
  Income property:
     Multi-family.....................................................            1,249.4             1,346.2
     Shopping centers.................................................               69.1                81.8
     Office buildings.................................................              145.6               168.9
     Other income property............................................              272.5               291.3
                                                                               ----------           ---------
       Total income property..........................................            1,736.6             1,888.2
                                                                               ----------           ---------
                Total loans secured by real estate....................           10,047.1             9,229.9
Consumer:
     Mobile homes.....................................................               53.0                66.3
     Vehicles.........................................................                2.1                21.5
     Equity creditline................................................              117.4               137.8
     Unsecured........................................................               14.1                14.6
     Loans secured by deposits........................................                8.1                 9.4
                                                                               ----------          ----------
     Total consumer loans.............................................              194.7               249.6
                                                                               ----------          ----------
 Business Banking ....................................................               16.9                 --
                                                                               ----------          ----------
                                                                                 10,258.7             9,479.5
 Less:
     Undisbursed loan funds...........................................               (0.3)                0.1
     Deferred loan (costs) fees.......................................              (26.2)              (13.9)
     Allowance for loan losses........................................              173.1               181.0
     Unearned interest on equity/consumer loans.......................                --                  1.3
     Discount on acquired loans.......................................                4.0                 7.4
                                                                               ----------          ----------
                Total loans receivable................................           10,108.1             9,303.6
                Less: Loans held for sale (see Note 7)................                8.7                13.6
                                                                               ----------          ----------
                Loans receivable held for investment..................          $10,099.4            $9,290.0
                                                                                =========          ==========

      Certain of California Federal's adjustable loan programs allow the borrower to make monthly payments which are lower than the amount required to amortize the loan until its maturity in any particular month. In the event that the monthly payment is not sufficient to pay the interest accruing during the month, the deficiency is added to the loan's principal balance ("negative amortization"). In the event that a loan incurs significant negative amortization, there is an increased risk that the market value of the underlying collateral on the loan may be insufficient to fully satisfy the outstanding principal and interest, should the borrower default.

      At December 31, 1996 and 1995, California Federal's loan portfolio included $4.8 billion and $4.7 billion, respectively, of loans with the potential to negatively amortize, of which $0.9 billion and $1.4 billion of loans has some amount of negative amortization.

      Accrued interest receivable related to loans receivable including loans held for sale at December 31, 1996 and 1995 totaled $61.0 million and $60.1 million, respectively.

      California Federal has pledged certain loans as collateral for advances from the FHLB, letters of credit, interest rate swaps, and capital lease obligations. The following table presents the outstanding balance of loans pledged as collateral at December 31, 1996 and 1995:

                                                                      December 31,
                                                       -----------------------------------------
                                                               1996                 1995
                                                               ----                 ----
                                                                 (Dollars in Millions)
     Pledged as collateral for:
       Advances from FHLB.......................              $3,895.3             $3,322.1
       Letters of credit from FHLB..............                  23.3                 52.3
       Interest rate swap agreements............                   --                   --
       Capital lease obligations................                   6.6                  8.7
                                                              --------             --------
                                                              $3,925.2             $3,383.1
                                                              ========             ========

      California Federal's loans are concentrated in (i) loans secured by residential property of 1-4 units, (ii) loans with collateral located in California and (iii) loans secured by residential property of five units or more. The following table shows the concentrations of the gross real estate secured portfolio by state and property type:



                                    Residential 1-4                      Equity
                               -----------------------            --------------------
                                     December 31,                     December 31,
                               -----------------------            --------------------
State                            1996            1995             1996            1995
-----                            ----            ----             ----            ----
                                               (Dollars in Millions)
California.................    $7,146.0        $6,288.9          $46.6           $49.5
Florida....................       389.6           456.4            8.3            11.3
Nevada.....................       201.0           183.4            2.4             2.9
Georgia....................        67.5            79.6            0.1             0.1
New York...................        32.2            34.4            --              --
Arizona....................        31.4            16.1            --              0.1
New Jersey.................        33.9            32.5            --              --
Texas......................        46.3            24.8            --              --
Connecticut................        30.1            21.0            --              --
Washington.................        32.6            13.5            --              --
Colorado...................        35.3            16.4            --              --
Illinois...................        23.5            11.3            --              0.1
Other (a)..................       183.7            99.3            --              0.1
                               --------        --------          -----           -----
                               $8,253.1        $7,277.6          $57.4           $64.1
                               ========        ========          =====           =====


                                                          Income Property
                              ----------------------------------------------------------------
                                         Multi-family                    Commercial (b)
                                         ------------                    --------------
                                         December 31,                     December 31,
                                   ------------------------          -----------------------
                                    1996             1995            1996             1995
                                    ----             ----            ----             ----
                                                     (Dollars in Millions)
California.................       $1,155.0        $1,234.6           $467.0          $512.7
Florida....................           26.0            31.5              9.6            14.8
Nevada.....................           36.0            41.7              4.8             6.3
Georgia....................            7.6             7.9              1.9             2.0
New York...................            0.1             0.1              --              --
Arizona....................           14.8            15.3              0.7             1.6
New Jersey.................            --              --               --              --
Texas......................            1.6             2.5              --              0.6
Connecticut................            --              --               --              --
Washington.................            4.8             4.9              --              --
Colorado...................            --              --               1.4             1.6
Illinois...................            0.9             1.1              --              --
Other (a)..................            2.6             6.6              1.8             2.4
                                  --------        --------           ------          ------
                                  $1,249.4        $1,346.2           $487.2          $542.0
                                  ========        ========           ======          ======


----------
      (a) Includes states with aggregate gross real estate loans that are less than $23 million.

      (b) Includes shopping centers, office buildings and other income property.

     The majority of California Federal's California real estate loans are secured by property located in Los Angeles, Orange, and San Diego counties.

      At December 31, 1996, the largest amount of loans to a single borrower totaled $38.5 million. The collateral for the loan is a 225,000-square foot office building occupied entirely by certain of California Federal's operating and administrative departments and subject to a lease for the life of the loan.

Impaired and Non-Performing Loans

      California Federal identifies impaired loans through its loan monitoring process. See Note 1 Summary of Significant Accounting Policies for further information about California Federal's loan monitoring process. California Federal stratifies its review procedures by loans that are reviewed on an individual basis, and those that are treated as homogenous pools. Loans that are considered to be homogenous are evaluated on the basis of their payment record and/or on a pool basis. All homogenous loans that are 90 days or more delinquent or are in foreclosure are automatically placed on non-performing status. Additionally, homogenous loans that have had a modification of terms are individually reviewed to determine if they meet the definition of a troubled debt restructuring.

      Loans that are individually monitored are determined to be impaired if it is determined that it is probable that California Federal will be unable to collect the contractual amount of principal and interest owed to California Federal. California Federal's policy allows for a loan to be designated as impaired even if the borrower has currently fulfilled his repayment obligations. Loans that are delinquent 90 days or more, in foreclosure or if the borrower has filed for bankruptcy are normally designated as impaired. If a loan is designated as impaired, the loan is either placed on non-accrual status or designated as a restructured loan and is included as a non-performing loan. Cash collected on impaired loans on non-accrual status is generally applied as a reduction to the carrying value of the loan.

     California Federal has identified two types of non-performing loans within its portfolio: non-accrual loans and restructured loans. The following table summarizes California Federal's gross non-performing loans by property type at the dates indicated:

                                                                        December 31,
                                     -----------------------------------------------------------------------------------
                                                         1996                                        1995
                                     ------------------------------------------   --------------------------------------
                                        Non-Accrual    Restructured       Total     Non-Accrual   Restructured     Total
                                        -----------    ------------       -----     -----------   ------------     -----
                                                                     (Dollars in Millions)
Residential 1-4.................        $ 62.1            $1.9          $64.0      $     99.6          $3.0       $102.6
Income property:
  Multi-family.....................       50.5             --            50.5            86.3           0.3         86.6
  Shopping centers.................        3.4             --             3.4             1.3           --           1.3
  Office buildings.................        5.7             --             5.7             8.8           --           8.8
  Hotels/motels....................        --              --             --              --            --           --
  Other income property............        6.0             1.3            7.3             6.8           --           6.8
                                        ------           -----        -------         -------        ------      -------
     Total income property.........       65.6             1.3           66.9           103.2           0.3        103.5
                                        ------           -----        -------         -------        ------      -------
Consumer...........................        1.9             --             1.9             3.5           --           3.5
                                        ------           -----        -------         -------        ------      -------
                                        $129.6            $3.2         $132.8          $206.3          $3.3       $209.6
                                        ======           =====        =======         =======        =====       =======
Interest not recognized............    $  10.3           $  --        $  10.3         $  10.6        $   --      $  10.6
                                       =======           =====        =======         =======        ======      =======


      For both years ended December 31, 1996 and 1995, interest income of less than $0.1 million was recorded on restructured loans. This was less than $0.1 million lower than what would have been recorded if the restructured loans had been performing in accordance with their original contractual terms.

      The following table summarizes California Federal's concentration of gross non-accrual and restructured loans by state as of the dates indicated:

                                                          December 31,
                 ---------------------------------------------------------------------------------------------
                                    Non-Accrual                                   Restructured
                 ---------------------------------------------   ---------------------------------------------
 STATE                     1996                    1995                    1996                   1995
                 ---------------------   ---------------------   --------------------   ----------------------
                                                    (Dollars in Millions)
California..        117.5        90.6%   $  188.7        91.5%   $    3.2       100.0%   $    3.1       94.0%
Florida ....          6.4         4.9         8.5         4.1         --          --          --         --
Nevada .....          2.1         1.6         3.5         1.7         --          --          0.2        6.0
Georgia ....          0.4         0.4         1.2         0.6         --          --          --         --
Texas ......          --          --          1.0         0.5         --          --          --         --
Arizona ....          --          --          0.4         0.2         --          --          --         --
Other ......          3.2         2.5         3.0         1.4         --          --          --         --
                 --------      ------    --------      ------    --------      ------    --------      -----
                 $  129.6       100.0%   $  206.3       100.0%   $    3.2       100.0%   $    3.3      100.0%
                 ========      ======    ========      ======    ========      ======    ========      =====


      The following table presents impaired loans with specific allowances and impaired loans without specific allowances by property type and by the method that impairment is determined at the dates indicated:

                                                                                    December 31, 1996
                                                                     ----------------------------------------------
                                                                        Gross           Specific              Net
                                                                       Amount           Allowance           Amount
                                                                       ------           ---------           -------
                                                                                  (Dollars in Millions)
Impairment Measured By Individual Review:
Impaired Loans with Specific Allowances:
  Multi-family..................................................       $50.4            $ (6.7)            $ 43.7
  Commercial real estate:
     Office buildings...........................................         5.7              (2.0)               3.7
     Shopping centers...........................................         3.4              (0.2)               3.2
     Industrial.................................................         5.1              (0.4)               4.7
     Other......................................................         0.9              (0.2)               0.7
                                                                      ------            ------              -----
  Total commercial real estate..................................        15.1              (2.8)              12.3
                                                                      ------            ------              -----
Total impaired loans with specific allowances...................        65.5              (9.5)              56.0
                                                                      ------            ------              -----
Impaired Loans without Specific Allowances:
  Residential 1-4...............................................         1.9               --                 1.9
  Commercial real estate........................................         1.4               --                 1.4
                                                                      ------            ------              -----
Total impaired loans without specific allowances................         3.3               --                 3.3
                                                                      ------            ------              -----
Total impaired loans measured by individual review..............        68.8              (9.5)              59.3
                                                                      ------            ------              -----
Impairment Measured on a Pool Basis:
  Residential 1-4...............................................        62.1               --                62.1
  Consumer......................................................         1.9               --                 1.9
                                                                      ------            ------              -----
                                                                        64.0               --                64.0
                                                                      ------            ------             ------
Total impaired loans............................................      $132.8             $(9.5)            $123.3
                                                                      ======            ======             ======


      California Federal has designated all impaired loans at December 31, 1996 as non-accrual or as a troubled debt restructuring. For all impaired loans, California Federal evaluates the need for a specific allowance by comparing the fair value of the related collateral to the net recorded investment in the loan. For all impaired loans where the fair value of the related collateral is less than the net recorded investment in the loan, California Federal allocates a specific allowance equal to the excess of the net recorded investment in the loan over the fair value of the related collateral with consideration given to holding and selling costs. All uncollected interest relating to impaired loans has been fully reversed from income. At December 31, 1996, California Federal had designated $25.7 million of loans as impaired that were performing in accordance with their contractual terms. California Federal applies cash collections from impaired loans as a reduction of the loan's carrying amount. The average recorded investment in the impaired loans was $173.8 million for the year ended December 31, 1996. During the year ended December 31, 1996, California Federal recognized $2.3 million of interest income on impaired loans.

     Allowance for Loan Losses

      California Federal's policies for providing the appropriate level of allowance for loan losses are discussed further in Note 1 Summary of Significant Accounting Policies.

      The following table presents an analysis of the general and specific allowances at the dates presented:


                                                  December 31, 1996                    December 31, 1995
                                 -------------------------------------      ---------------------------------------
                                    Specific      General                    Specific       General
                                   Allowance     Allowance      Total        Allowance     Allowance        Total
                                   ---------     ---------      -----        ---------     ---------        -----
                                                              (Dollars in Millions)
Real estate:
  Residential 1-4.............         $ --        $ 45.0       $ 45.0         $ --          $ 45.0        $  45.0
  Income property.............          11.7         96.4        108.1          24.3           90.0          114.3
                                      ------       ------       ------      --------         ------         ------
       Total real estate......          11.7        141.4        153.1          24.3          135.0          159.3
Consumer......................           --          10.0         10.0           --            11.7           11.7
Unallocated...................           --          10.0         10.0           --            10.0           10.0
                                      ------       ------       ------      --------         ------         ------
       Total..................         $11.7       $161.4       $173.1         $24.3         $156.7         $181.0
                                      ======       ======       ======      ========         ======         ======

      Activity in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:


                                                                                    1996           1995             1994
                                                                                    ----           ----             ----
                                                                                           (Dollars in Millions)
Balance, January 1,.....................................................           $181.0         $211.6           $254.3
Provision for losses....................................................             41.3           31.8             74.9
Increase in general allowances from acquisitions .......................              0.6            --               --
Charge-offs:
  Real estate:
     Residential 1-4....................................................            (28.1)         (24.8)           (19.5)
     Income property:
       Multi-family.....................................................            (18.4)         (30.2)           (56.1)
       Shopping centers.................................................              --            (4.9)            (0.9)
       Office buildings.................................................             (2.3)          (5.5)           (15.2)
       Hotels/motels....................................................              --             --             (11.6)
       Other income property............................................             (0.6)          (1.6)            (6.2)
                                                                                   ------          -----            -----
          Total income property.........................................            (21.3)         (42.2)           (90.0)
                                                                                   ------          -----            -----
  Total real estate.....................................................            (49.4)         (67.0)          (109.5)
  Commercial banking....................................................              --             --              (6.8)
  Consumer..............................................................             (8.0)          (5.4)            (7.0)
                                                                                   ------          -----            -----
     Total Charge-offs..................................................            (57.4)        ( 72.4)          (123.3)
                                                                                    -----          -----            -----
Recoveries:
  Real estate:
     Residential 1-4....................................................              4.2            3.1              0.9
     Income property:
       Multi-family.....................................................              1.7            5.2              0.9
       Shopping centers.................................................              --             0.1              --
       Office buildings.................................................              0.1            0.4              0.3
       Hotels/motels....................................................              --             --               --
       Other income property............................................              0.1            --               0.4
                                                                                  -------         ------            -----
          Total income property.........................................              1.9            5.7              1.6
                                                                                  -------         ------            -----
  Total real estate.....................................................              6.1            8.8              2.5
  Commercial banking....................................................              --             --               2.1
  Consumer..............................................................              1.5            1.2              1.1
                                                                                 --------        -------           ------
     Total recoveries...................................................              7.6           10.0              5.7
                                                                                 --------        -------           ------
Net charge-offs.........................................................            (49.8)         (62.4)          (117.6)
                                                                                   ------        -------           ------
Balance, December 31,...................................................           $173.1         $181.0           $211.6
                                                                                   ======        =======           ======


      During the normal course of business, California Federal has securitized and/or sold certain loans with recourse. Estimated probable loan losses and related costs of collection and repossession are provided for at the time of such sales and are periodically reevaluated. California Federal evaluates the credit risk of loans sold with recourse in the same manner as it reviews its own portfolio of loans. California Federal has accrued an allowance for potential future losses on loans sold with recourse. Such allowance is included with "Other liabilities" on the Consolidated Statements of Financial Condition.

      A summary of the outstanding balance of loans sold with recourse at December 31, 1996 follows:


                                                                        Residential          Income
                                                                             1-4             Property          Total
                                                                        -----------          --------          -----
                                                                                      (Dollars in Millions)
Loans with original loan to value ratio less than or
  equal to 80%..................................................            $103.1            $232.8           $335.9
Loans with original loan to value ratio greater than 80%
  With PMI......................................................               1.6               --               1.6
  Without PMI...................................................              22.7              25.9             48.6
                                                                            ------            ------           ------
                                                                            $127.4            $258.7           $386.1
                                                                            ======            ======           ======

      California Federal has obtained credit insurance for $333.1 million of residential loans sold with recourse not included in the amounts above. The amount of California Federal's liability on these loans was limited to $2.4 million at December 31, 1996. The insurance was obtained to limit California Federal's risk of loss on these loans. The fair value of California Federal's potential obligation for recourse or guarantees on loans sold with recourse at December 31, 1996 and 1995 was determined to approximate the value of the liability established by California Federal for the potential cost of such obligations, which totaled $9.7 million and $11.5 million at December 31, 1996 and December 31, 1995, respectively.

      At December 31, 1996, $3.5 billion of loans owned by others were serviced by California Federal (virtually all of which were originated by California Federal) compared to $3.8 billion and $4.5 billion at December 31, 1995 and 1994, respectively.

      Loan servicing fees, which are included as a component of "Fee income" on the Consolidated Statements of Operations, totaled $10.9 million, $12.4 million, and $14.6 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     Fair Value of Loans Receivable

      The fair value information presented below represents California Federal's estimate of the fair value of its loans held for investment. The assumptions inherent in these fair value estimates may be found in Note 21 Fair Value of Financial Instruments.


                                             December 31, 1996                              December 31, 1995
                                   -----------------------------------           -----------------------------------
                                   Book Value (a)           Fair Value           Book Value (a)           Fair Value
                                   --------------           ----------           --------------           ----------
                                                                 (Dollars in Millions)
Residential 1-4 loans:
  Fixed.........................    $ 1,511.3              $ 1,524.7              $   994.1              $   996.6
  Adjustable....................      6,755.7                6,863.8                6,295.3                6,293.1
                                    ---------              ---------               --------              ---------
     Total residential 1-4
       loans....................      8,267.0                8,388.5                7,289.4                7,289.7
Multi-family loans..............      1,181.4                1,143.6                1,269.7                1,230.6
Commercial real estate loans....        449.2                  439.6                  494.3                  485.0
Consumer loans..................        184.9                  190.8                  236.6                  240.8
Business banking loans .........         16.9                   17.1                    --                     --
                                    ---------              ---------               --------              ---------
     Total loans held for
       investment...............    $10,099.4              $10,179.6               $9,290.0               $9,246.1
                                    =========              =========               ========              =========

----------

      (a) Book value is presented net of undisbursed loan funds, discounts, deferred items and allowances for loan losses.

NOTE 9: REAL ESTATE HELD FOR SALE

      California Federal's real estate held for sale is comprised of REO and REI. A summary of real estate held for sale, net of allowance for losses, follows:



                                                                                    December 31,
                                                                          ------------------------------
                                                                             1996              1995
                                                                             ----              ----
                                                                              (Dollars in Millions)
Residential 1-4........................................................      $11.3             $47.3
Multi-family...........................................................        1.2               1.5
Office buildings.......................................................        0.1               0.3
Hotels/motels..........................................................        --                --
Other income property..................................................        0.3               0.4
                                                                             -----             -----
                                                                             $12.9             $49.5
                                                                             =====             =====


     The following table presents California Federal's real estate held for sale by state and property type at December 31, 1996:


                                                   Residential   Multi-           Office          Commercial/
                                                    1-4 units    family          Buildings         Industrial       Total
                                                   -----------  -------          ---------        -----------      -------
                                                                          (DOLLARS IN MILLIONS)
  California...........................               $10.8        $1.2             $0.1                $0.3        $12.4
  Florida..............................                 0.3         --               --                  --           0.3
  New York.............................                 0.2         --               --                  --           0.2
                                                     ------        ----           ------             -------        -----
  Total................................               $11.3        $1.2             $0.1                $0.3        $12.9
                                                      =====        ====           ======             =======        =====

  REO..................................               $ 9.8        $1.2             $0.1                $0.3        $11.4
  REI..................................                 1.5         --               --                  --           1.5
                                                     ------        ----           ------             -------        -----
  Total................................               $11.3        $1.2             $0.1                $0.3        $12.9
                                                      =====        ====           ======             =======        =====


The operating results of real estate held for sale are summarized below:

                                                                                 Year Ended December 31,
                                                                  ---------------------------------------------------
                                                                         1996              1995             1994
                                                                         ----              ----             ----
                                                                                  (Dollars in Millions)
  (Losses) gains from the sale of real estate and other
    net operating income........................................        $(3.5)           $(15.4)        $ 33.8
  (Provision for) recoveries of losses on real estate...........         (5.0)              7.4          (79.7)
                                                                        -----           -------         ------
                                                                        $(8.5)          $  (8.0)        $(45.9)
                                                                        ======          =======         ======

            The following table presents the activity in the allowance for losses on real estate held for sale:


                                                                    Year Ended December 31,
                                                     ------------------------------------------------------
                                                            1996              1995               1994
                                                            ----              ----               ----
                                                                (Dollars in Millions)
  Balance, January 1 .........................              $39.1             $95.7            $ 121.6
  (Recoveries of) provision for losses........                5.0              (7.4)              79.7
  Net charge-offs.............................              (33.2)            (49.2)            (105.6)
                                                           ------             -----           --------
  Balance, December 31........................              $10.9             $39.1           $   95.7
                                                            =====             =====           ========

  NOTE 10: FEDERAL HOME LOAN BANK STOCK

     California Federal's investment in Federal Home Loan Bank of San Francisco ("FHLB") stock at December 31, 1996 and 1995 was $166.8 million and $135.7 million, respectively. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, California Federal is required to own capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 5% of its advances (borrowings) from the FHLB. California Federal was in compliance with this requirement at December 31, 1996. The fair value of California Federal's FHLB stock approximates book value due to California Federal's ability to redeem such stock with the FHLB at par value.

  NOTE 11: PREMISES AND EQUIPMENT

            Premises and equipment consists of the following:


                                                                                        December 31,
                                                                             ---------------------------------
                                                                                     1996            1995
                                                                                     ----            ----
                                                                                    (Dollars in Millions)
Land...................................................................             $ 11.6         $  12.0
Buildings..............................................................               96.5           103.8
Furniture and equipment................................................               94.7           102.6
                                                                                   -------         -------
                                                                                     202.8           218.4
Less accumulated depreciation..........................................             (143.9)         (147.2)
                                                                                    ------         -------
                                                                                    $ 58.9         $  71.2
                                                                                    ======         =======


      California Federal has operating lease commitments on certain premises and equipment. Lease expense, net of sublease income, totaled $25.2 million, $25.5 million, and $30.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. Sublease income totaled $9.7 million, $9.8 million, and $10.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.

            Annual minimum lease commitments at the dates presented were:



                                                                                    December 31,
                                                                           ---------------------------
                                                                               1996            1995
                                                                               ----            ----
                                                                              (Dollars in Millions)
Within one year.....................................................         $  21.9        $  22.3
Within two years....................................................            21.2           21.7
Within three years..................................................            23.0           20.2
Within four years...................................................            22.1           23.4
Within five years...................................................            23.4           22.9
Thereafter..........................................................           140.6          160.2
                                                                             -------         ------
                                                                              $252.2         $270.7
                                                                             =======         ======


NOTE 12: ACCELERATED DISPOSITION OF ASSETS

      During 1994, California Federal completed the accelerated disposition of $1.3 billion of performing and non-performing assets (the "1994 Bulk Sales"). The assets included in the 1994 Bulk Sales included loans receivable and REO. The loans receivable were transferred from the portfolio of loans held for investment to "held for accelerated disposition" as an integral part of California Federal's 1994 program to raise capital, reduce non-performing assets and improve operating efficiency. The 1994 Bulk Sales were designed to reduce California Federal's non-performing assets and reduce California Federal's exposure to certain performing loans with higher risk profiles than California Federal wished to retain in its portfolio. In selecting performing loans for the 1994 Bulk Sales, California Federal considered the credit risk inherent in the loan, the concentration that certain loans possessed because of the geographic location of the collateral, the size of the loan and/or the overall relationship with certain borrowers. A substantial amount of the performing loans sold as part of the 1994 Bulk Sales were classified as substandard or designated as special mention. California Federal recorded a $274.8 million loss from the 1994 Bulk Sales. California Federal recorded $60.4 million of charge-offs, relating to previously established specific allowances, on loans receivable included in the 1994 Bulk Sales.

NOTE 13: DEPOSITS

      California Federal obtains deposits primarily through a network of full service branches located in California and Nevada. Deposits obtained by California Federal are insured by the SAIF of the FDIC up to a maximum of $100,000 for each depositor.

      A summary of deposit balances and weighted average rates at the dates indicated follows:


                                                         December 31, 1996               December 31, 1995
                                                  --------------------------       -----------------------------
                                                   Balance             Rate         Balance               Rate
                                                   -------             ----         -------               ----
                                                                        (Dollars in Millions)
Passbook accounts ............................    $  424.1              2.21%        $509.7                2.22%
Money market accounts ........................     2,072.4              2.94        2,008.4                2.65
Non-interest bearing commercial...............       324.7              --            216.9                 --
                                                  --------                         --------
                                                   2,821.2                          2,735.0
Certificate accounts:
  2.00% to 2.99%..............................        10.6              2.77           16.5                2.86
  3.00% to 3.99% .............................         3.9              3.12           22.5                3.34
  4.00% to 4.99% .............................       146.0              4.73          208.2                4.61
  5.00% to 5.99% .............................     5,123.1              5.53        2,545.3                5.49
  6.00% to 6.99% .............................       538.3              6.35        3,630.4                6.26
  7.00% to 7.99% .............................       274.5              7.08          293.0                7.13
  8.00% to 8.99% .............................         1.1              8.12           23.3                8.45
  9.00% to 9.99% .............................          --              --              2.5                9.29
                                                  --------                         --------
     Total certificate accounts ..............     6,097.5              5.65        6,741.7                5.95
                                                  --------                         --------
                                                  $8,918.7              4.64%      $9,476.7                4.87%
                                                  ========                         ========


      Deposit maturities are summarized as follows at the dates indicated:


                                                                         December 31,
                                                               --------------------------------
                                                                    1996             1995
                                                                    ----             ----
                                                                    (Dollars in Millions)
Maturing within one year....................................      $6,522.6         $8,216.6
Maturing after one year and within two years................       1,890.5            946.6
Maturing after two years and within three years.............         360.0            196.2
Maturing after three years and within four years............          68.0             53.6
Maturing after four years and within five years.............          63.4             26.6
Thereafter..................................................          14.2             37.1
                                                                  --------         --------
                                                                  $8,918.7         $9,476.7
                                                                  ========         ========

      Jumbo certificates and other deposit accounts with balances of $100,000 or greater included in the above table had the following remaining contractual maturities:


                                                                      At December 31,
                                                            -----------------------------------
                                                                  1996              1995
                                                                  ----              ----
                                                                   (Dollars in Millions)
3 months or less ..........................................     $  862.3            $789.5
Over 3 months but within 6 months..........................        255.1             247.2
Over 6 months but within 12 months.........................        458.9             369.9
Over 12 months.............................................         67.4             112.2
                                                                --------          --------
                                                                $1,643.7          $1,518.8
                                                                ========          ========


      At December 31, 1996, California Federal had $254.8 million of brokered deposits. At December 31, 1995, California Federal had $273.8 million of brokered deposits. Accrued interest payable on deposits at December 31, 1996 and 1995 was $2.8 million and $10.8 million, respectively, which is included in "Interest payable" on the Consolidated Statements of Financial Condition.

      On August 4, 1994, California Federal completed the sale of 44 branches located in Florida and Georgia ("Southeast Division"). At the time of the sale, the Southeast Division had deposits totaling approximately $3.9 billion. California Federal received a 4.10% deposit premium from the sale which contributed to a net gain of $135.0 million recorded from the sale.

      During the second quarter of 1996, California Federal sold six branches located in San Diego County, California, with deposits totaling approximately $380 million. The sale of the branches resulted in a net gain of $12.0 million. The $12.0 million gain is included with "Other income" in the Consolidated Statements of Operations.

      A summary of interest expense by deposit type is summarized in the table below for the years indicated:



                                                                    At December 31,
                                                    ----------------------------------------------
                                                         1996            1995            1994
                                                         ----            ----            ----
                                                               (Dollars in Millions)
Passbook accounts................................      $   9.6         $  11.1         $  14.9
Money market and NOW accounts....................         60.5            55.3            60.2
6-Month certificates.............................         29.9            26.2            27.8
9-Month to 1-Year certificates...................        103.0           133.5           113.5
Other certificates...............................        227.7           215.5           174.4
                                                        ------         -------         -------
                                                        $430.7          $441.6          $390.8
                                                        ======         =======         =======


      Savings deposit fees, which are included as a component of "Fee income" in the Consolidated Statements of Operations, totaled $30.5 million, $25.4 million, and $25.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 14: ADVANCES FROM FEDERAL HOME LOAN BANK

      FHLB advances totaling $3,111.0 million at December 31, 1996 and $2,671.0 million at December 31, 1995, principally adjustable rate, fixed term, with interest rates ranging from 5.50% to 9.71%, are secured by MBS and certain mortgage loans aggregating $4.3 billion and $3.6 billion at December 31, 1996 and 1995, respectively. The rates of the FHLB advances primarily reprice based upon the LIBOR index and therefore are sensitive to its volatility. Accrued interest payable on FHLB advances was $16.6 million at both December 31, 1996 and 1995. The accrued interest on FHLB advances is included with "Interest payable" on the Consolidated Statements of Financial Condition.

      A summary of maturities of FHLB advances and weighted average interest rates at December 31, 1996 and 1995 follows:


                                                        1996                          1995
                                           ------------------------------  -------------------------
                                               Amount           Rate           Amount           Rate
                                               ------           ----           ------           ----
                                                               (Dollars in Millions)
Maturing in one year......................   $3,100.0            5.66%      $   880.0           6.16%
Maturing in two years.....................        --             --           1,780.0           5.98
Maturing in three years...................       11.0            9.71             --             --
Maturing in four years....................        --             --              11.0           9.71
Maturing in five years....................        --             --               --             --
                                             --------                        --------
                                             $3,111.0            5.67%       $2,671.0           6.06%
                                             ========                        ========

      At December 31, 1996, California Federal had credit availability with the FHLB which allows borrowings up to 35% of California Federal's assets, subject to the balance of pledged collateral, with terms up to ten years in the form of FHLB Advances and Letters of Credit.

      During 1995, $1.6 billion of California Federal's FHLB advances, utilized as a funding source for the sale of the Southeast Division, matured and $0.3 billion matured in January 1996. Those borrowings bore an interest rate based upon the one month LIBOR plus 0.27%. When those borrowings matured, the FHLB offered to renew them. In order to reduce the cost of those borrowings, California Federal entered into an interest rate swap agreement which reduces the cost of the advances to approximately the one month LIBOR plus 0.20%. The interest rate swap agreement was established such that the index which determines the interest that California Federal receives is identical to the index that California Federal pays relative to the FHLB Advances. The notional amount of the swaps totaled $1.5 billion at December 31, 1995 and $1.8 billion at December 31, 1996 and the maturity of the swaps is identical to that of the FHLB advances. The counterparty to the interest rate swaps is an internationally recognized broker-dealer.

NOTE 15: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

      The securities sold under agreements to repurchase ("reverse repurchase agreements") were collateralized by MBS at both December 31, 1996 and 1995. The following table provides additional information on the agreements:



                                                                          1996             1995
                                                                          ----             ----
                                                                           (Dollars in Millions)
Carrying value of agreements to repurchase........................       $ 978.4          $ 857.3
Carrying value of collateral......................................         975.7            908.9
Market value of collateral........................................         977.8            907.5
Maximum amounts of outstanding agreements
  at any month-end................................................       1,005.4          1,336.8
Average amounts of outstanding agreements.........................       1,042.7          1,098.9
Weighted average interest rate for the year.......................          5.40%            5.91%
Weighted average interest on year end balances....................          6.83%            5.56%
Weighted average maturity of outstanding agreements
  (days)..........................................................           109              148

      The securities collateralizing these agreements are held in the custodial account of a trustee that is not a party to the agreements until the maturities of the agreements. For all of the agreements, the dealers have agreed to resell the identical securities to California Federal. The following table presents reverse repurchase agreements by counterparty:

               COUNTERPARTY                     December 31, 1996            December 31, 1995
-------------------------------------------     -----------------            -----------------
                                                            (Dollars in Millions)


Lehman Brothers............................         $461.3                      $780.9
Bear Stearns...............................          109.8                        76.4
Paine Webber...............................          407.3                         --
                                                    ------                      ------
                                                    $978.4                      $857.3
                                                    ======                      ======


      Accrued interest related to reverse repurchase agreements at December 31, 1996 and 1995 totaled $1.8 million and $1.2 million, respectively.

NOTE 16: STUDENT LOAN MARKETING ASSOCIATION ADVANCES

      At December 31, 1995, the SLMA Advance totaled $200.0 million and was secured by MBS with a carrying value of $108.6 million and government securities with a carrying value of $124.9 million and had a weighted average interest rate of 5.86%. The SLMA Advance outstanding at December 31, 1995 matured on September 18, 1996.

      Accrued interest related to the SLMA Advance at December 31, 1995 totaled $0.4 million.

NOTE 17: SUBORDINATED DEBENTURES

      California Federal's subordinated debentures consist of (i) a senior subordinated note, (ii) subordinated debentures issued in connection with the 1992 corporate restructuring and (iii) convertible subordinated debentures.

     Senior Subordinated Note. California Federal has outstanding a $50.0 million, 10.68% unsecured senior subordinated note which is scheduled to mature on December 22, 1998.

     1992 Subordinated Debentures. On December 16, 1992, California Federal issued $13.6 million of 10.0% unsecured subordinated debentures due 2003. California Federal repurchased $0.6 million and $8.7 million of these debentures during 1996 and 1995, respectively, at no material gain or loss.

     Convertible Subordinated Debentures. The debentures were issued in 1986 by CalFed Inc., California Federal's former holding company, which as a result of the 1992 corporate restructuring was merged with and into XCF Acceptance Corporation ("XCF"), a subsidiary of California Federal. The debentures are unsecured obligations of XCF, bear an annual interest rate of 6.5%, and, effective January 1, 1996, are convertible into the common stock of Bancorp at a conversion price of $143.95 per share. The debentures are redeemable at the option of the holders on February 20, 2000, at 123% of their principal amount.


                                                                                             Date of           Interest
                                                               December 31,                 Maturity             Rate
                                                    ---------------------------------       --------           --------
                                                          1996             1995
                                                          ----             ----
                                                                           (Dollars in Millions)
Senior Subordinated Note..........................       $50.0            $50.0           Dec. 22, 1998        10.68%
1992 Subordinated Debt............................         4.3              4.9           Jan. 3, 2003         10.00
Convertible Subordinated Debentures...............         2.7              2.7           Feb. 20, 2001         6.50
                                                         -----            -----
                                                         $57.0            $57.6
                                                         =====            =====


      Accrued interest related to subordinated debentures at December 31, 1996 and 1995 totaled $0.5 million and $0.4 million, respectively.

NOTE 18: INTEREST EXPENSE ON BORROWINGS

      Interest expense on borrowings is comprised of the following for the years indicated:



                                                                                           At December 31,
                                                                            --------------------------------------------
                                                                                 1996           1995            1994
                                                                                 ----           ----            ----
                                                                                        (Dollars in Millions)
Securities sold under agreements to repurchase (short-term)...............      $ 56.3         $ 64.9          $ 68.5
FHLB advances (short-term)................................................        20.2           14.7             7.4
Other.....................................................................         1.0            --              --
                                                                                ------         ------          ------
  Interest expense on short-term borrowings...............................        77.5           79.6            75.9
                                                                                ------         ------          ------
Securities sold under agreements to repurchase (long-term)................         --             --              --
FHLB advances (long-term).................................................       145.4          139.4            76.2
Convertible subordinated debentures.......................................         0.2            0.2             0.2
Subordinated debentures...................................................         0.4            0.7             1.4
SLMA advances (long-term).................................................         8.2           29.2            16.5
Other.....................................................................         5.4            5.4             5.5
                                                                                ------         ------          ------
  Interest expense on long-term borrowings................................       159.6          174.9            99.8
                                                                                ------         ------          ------
Total Interest Expense on Borrowings......................................      $237.1         $254.5          $175.7
                                                                                ======         ======          ======


NOTE 19: DERIVATIVE FINANCIAL INSTRUMENTS

      California Federal's use of derivative financial instruments is limited to interest rate exchange agreements. California Federal utilizes interest rate exchange agreements as an integral part of its asset/liability management program.

      The primary focus of California Federal's asset/liability management program is to measure and monitor the sensitivity of net interest income under varying interest rate scenarios. On a quarterly basis, California Federal simulates the level of net interest income expected to be earned over a twelve month period following the date of the simulation. The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities during the measurement period. Also, any periodic or lifetime caps that contractually limit the repricing of any interest earning asset is considered.

      Based upon the outcome of the simulation analysis, California Federal may consider the use of interest rate exchange agreements as a means of reducing the volatility of projected net interest income within certain ranges of projected changes in interest rates. California Federal evaluates the effectiveness of entering into any interest rate exchange agreements by measuring the cost of such agreements in relation to the reduction in net interest income volatility within an assumed range of interest rates.

      The following tables present California Federal's interest rate exchange agreements which were designated as hedges at December 31, 1996 and December 31, 1995:



                                                                         December 31, 1996
                                      ------------------------------------------------------------------------------------------
                                          Notional                   Weighted              Weighted
                                           Amount                  Average Yield        Average Yield           Description of
       Type of interest rate            (Dollars in    Months to  Due to California      Payable by               Asset or
         exchange agreement              Millions)     Maturity       Federal         California Federal       Liability Hedged
         ------------------              ---------     --------       -------         ------------------       ----------------
Interest rate swap..............     $  370.0               2         5.48%               5.60%                 FHLB Advances
Interest rate swap..............        300.0               3         5.57                5.60                  FHLB Advances
Interest rate swap..............        415.0               4         5.49                5.61                  FHLB Advances
Interest rate swap..............        290.0               5         5.46                5.63                  FHLB Advances
Interest rate swap..............        105.0               6         5.47                5.56                  FHLB Advances
Interest rate swap..............        320.0               7         5.49                5.63                  FHLB Advances
Interest rate swap..............        300.0              11         6.08                5.56                  FHLB Advances
                                     --------
     Total......................     $2,100.0
                                     ========


                                                                                       December 31, 1995
                                       ----------------------------------------------------------------------------------------
                                                                     Weighted
                                          Notional                 Average Yield           Weighted
                                           Amount                     Due to            Average Yield           Description of
       Type of interest rate            (Dollars in    Months to     California           Payable by               Asset or
         exchange agreement              Millions)     Maturity       Federal         California Federal       Liability Hedged
         ------------------              ---------     --------       -------         ------------------       ----------------
Interest rate swap...................    $  25.0          5              5.74%            8.77%              FHLB advances
Interest rate swap...................      500.0         10              5.94             5.63               FHLB advances
Interest rate swap...................      100.0          3              5.45             5.94               2-year fixed rate CDs
Interest rate swap...................      100.0          4              7.45             5.75               18-month fixed rate
                                                                                                             CDs
Interest rate swap...................      100.0          3              6.36             5.60               1-year fixed rate CDs
Interest rate swap...................    1,540.0         15              5.83             5.91               FHLB advances (a)
                                        --------
     Total...........................   $2,365.0
                                        ========

----------

(a) Please refer to Note 14 Advances from Federal Home Loan Bank for further information about this interest rate swap.

                        The estimated fair value of swaps designated as hedges at December 31, 1996 and 1995 were gains (losses) of $11.1million and $7.1 million, respectively.

                        At December 31, 1995, California Federal had an index amortizing interest rate swap which was designated as held for trading with a notional balance of $50.0 million, with interest payable at a variable rate determined by a specified index (three month LIBOR) in exchange for interest receivable at a fixed rate. On October 9, 1996 the index amortizing swap was sold. California Federal recorded a gain of $1.2 million from the sale of the index amortizing swap.

                        At December 31, 1996 and 1995, California Federal was also a party to an interest rate floor contract maturing
September 1998. In addition, California Federal was a party to an interest rate floor contract that matured in June 1995. California Federal paid the counterparties premiums in exchange for cash payments in the event that a specified index (e.g., 5-year CMT, 1-year CMT) falls below the strike price. At December 31, 1996, the notional amount of the remaining interest rate floor was $100.0 million, the strike price was 3.38% and the monthly floating rate was 5.50%. At December 31, 1995, the notional amount of the interest rate floors was $100.0 million, the weighted average strike price was 3.38% and the monthly floating rate was 5.29%. There was no unamortized premium on the interest rate floors at

December 31, 1996 or 1995. At December 31, 1996 the floating rate exceeded the strike price by 2.12%. At December 31, 1995 the floating rate exceeded the strike price by an average of 1.91%.

                        California Federal adheres to credit guidelines when entering into interest rate exchange agreements in order to minimize its exposure to credit loss in the event of non-performance by the counterparties to the agreements. In the event that a counterparty to an interest rate swap does not perform in accordance with the terms of the agreement, California Federal would be at risk for the amount of the net interest receivable due from the counterparty. At December 31, 1996, California Federal was at risk for $9.6 million of net interest receivable from its counterparties on its aggregate interest rate exchange portfolio.

NOTE 20: INCOME TAXES

     Income tax expense (benefit) consists of:

                                                                                       At December 31,
                                                                     -----------------------------------------------
                                                                            1996            1995            1994
                                                                            ----            ----            ----
                                                                                (Dollars in Millions)
Current Tax Expense (Benefit):
  Federal.....................................................              $(43.7)       $    --          $     --
  State..........................................................             20.1             0.1               --
                                                                           -------        --------         --------
                                                                             (23.6)            0.1               --
                                                                            ------        --------         --------
Deferred Tax Expense (Benefit):
  Federal........................................................             66.6           (31.4)           (49.0)
  State..........................................................             15.5            (9.6)           (12.3)
                                                                            ------        --------         --------
                                                                              82.1            41.0            (61.3)
Change in valuation allowance for deferred tax asset.............            (73.0)          (41.0)            61.3
                                                                            ------        --------         --------
  Net change in net deferred taxes...............................              9.1             --                --
                                                                          --------        --------         --------
  Total income tax expense (benefit).............................            (14.5)            0.1               --
  Total allocated to continuing operations.......................            (14.5)            0.1            $ 6.3
  Total allocated to Shareholder's Equity........................              --              --              (6.3)
                                                                          --------         -------         --------
     Total tax expense (benefit).................................         $  (14.5)          $ 0.1         $     --
                                                                          ========         =======         ========

      The table below sets forth the significant components of the net deferred tax asset/liability at December 31, 1996 and December 31, 1995 (as adjusted and restated for 1995 and prior year tax returns filed through 1996):

                                                                                                December 31,
                                                                                    ---------------------------------
                                                                                            1996             1995
                                                                                            ----             ----
                                                                                           (Dollars in Millions)
Components of the deferred tax asset:
  Bad debt reserve.............................................................           $ (39.0)         $ (53.9)
  Real estate and partnerships.................................................             (10.0)           (34.9)
  Prior year affirmative adjustments, net......................................              (0.2)           (52.3)
  Depreciation.................................................................              (6.0)            (9.1)
  Net operating loss carryforward..............................................             (90.3)           (69.3)
  Alternative minimum tax credit carryforward..................................              (7.1)           (27.7)
  State Income Taxes ..........................................................             (12.0)            (2.2)
  Stock Options ...............................................................              (0.2)            (3.6)
  Other........................................................................             (31.9)            (5.4)
                                                                                         ---------         -------
                                                                                           (196.7)          (258.4)
  Valuation allowance..........................................................              84.8            157.8
                                                                                         --------          -------
     Deferred tax asset, net of valuation allowance............................            (111.9)          (100.6)

Components of the deferred tax liability:
  Loan fees, interest and discount, net........................................              60.4             58.4
  FHLB stock...................................................................              41.0             36.5
  Accrued interest income......................................................              20.0             (3.3)
  Prepaid expense..............................................................               0.9              3.2
  Other........................................................................               5.0             12.1
                                                                                         --------          -------
     Deferred tax liability....................................................             127.3            106.9
                                                                                           ------          -------
     Net deferred tax liability................................................           $  15.4          $   6.3
                                                                                          =======          =======
Net state deferred tax liability...............................................           $  15.4          $   6.3
Net federal deferred tax liability.............................................               --               --
                                                                                          -------          -------
     Net deferred tax liability................................................           $  15.4          $   6.3
                                                                                          =======          =======



      The change in the valuation allowance from December 31, 1995 relates to the increase in the net taxable temporary differences not recognized for current income tax purposes that create future tax benefits and liabilities and adjustments made in contemplation of settlements related to the ongoing federal and state examinations (see discussion below). The valuation allowance of $84.8 million includes $7.6 million related to the $21.8 million balance of an acquired federal net operating loss expiring in 2002 and 2003 and $70.1 million attributable to California Federal's federal and California tax losses occuring in 1991 through 1995. To the extent California Federal realizes a tax benefit not otherwise available as a result of the acquired federal net operating loss, 65% of the tax benefits may be payable to the FDIC pursuant to the acquisition agreement.

      California Federal generated net operating losses in 1993, 1994 and 1995 for federal income tax purposes of $22.5 million, $26.3 million and $146.2 million expiring in 2008, 2009 and 2010, respectively. In addition, California Federal has adjusted net operating loss carryforwards from 1991, 1992, 1993, 1994, 1995 and 1996 for California franchise tax purposes of $2.1 million, $22.4 million, $26.3 million, $35.0 million, $14.5 million and $27.2 million expiring in 1998, 1999 and 2000, respectively. The expiration dates of the net operating loss carryforwards may be accelerated as a result of the Merger. In addition, California Federal also has alternative minimum tax credit carryforwards of $2.2 million for federal income tax purposes and $4.9 million for California franchise tax purposes which have no expiration date.

     On August 20, 1996, the Small Business Job Protection Act ("1996 Act") was enacted into federal law generally effective for tax years beginning after 1995. One provision of the 1996 Act repealed the reserve method for computing bad debt deductions for large (over $500 million in assets) savings institutions for taxable years beginning in 1996. Another provision of the 1996 Act provided that beginning no later than 1998, an institution must recapture into taxable income over six years the amount of "applicable excess reserves." An institution's applicable excess reserves is generally the institution's aggregate tax bad debt reserves at the end of 1995 over the amount of its "adjusted base year reserves." For taxable years subsequent to 1987, an institution's adjusted base year reserves are generally the aggregate of its qualifying, nonqualifying and supplemental tax bad debt reserves at December 31, 1987, the first two of which being proportionately decreased for any reductions in the institution's loan portfolio since such date to December 31, 1995. The 1996 Act further provided that an institution must recapture its adjusted base year reserves if the institution no longer qualifies as a "bank" for federal income tax purposes or if its tax bad debt reserves are used for the payment of nontaxable dividends or other distribution (including distributions in dissolution, liquidation or redemption of stock), generally as such rules existed prior to the 1996 Act other than certain newly adopted preferred stock exceptions.

      For federal income tax purposes for taxable years beginning before 1996, savings institutions that met certain definitional and other tests were allowed to compute a bad debt deduction based on either the percentage of taxable income method or the experience method. Prior to the enactment of the Tax Reform Act of 1986 ("1986 Act"), many qualifying institutions, including California Federal, used the percentage of taxable income method which generally resulted in a lower effective federal income tax rate than that applicable to other types of corporations. However, the 1986 Act reduced the maximum percent that could be deducted under the percentage of taxable income method from 40% to 8% for tax years beginning after December 31, 1986; thus, many qualifying institutions, including California Federal, began to use the experience method beginning in 1987. For taxable years beginning prior to 1996, the amount by which a qualifying institution's actual tax bad debt reserves exceeded an allowable offset computed under the experience method ("excess tax bad debt reserves") was, in certain situations involving the payment of nontaxable dividends or other distributions (including distribution in dissolution, liquidation or redemption in stock), subject to recapture and includable in taxable income.

      The consolidated financial statements at December 31, 1996 and 1995 do not include a potential federal income tax liability of $43.4 million attributable to California Federal's tax bad debt reserves. Pursuant to the 1996 Act, circumstances that may require an accrual of this unrecorded tax liability are a failure to meet the definition of a "bank" for federal income tax purposes and dividend payments in excess of tax earnings and profits and other distributions in dissolution, liquidation or redemption of stock, excluding preferred stock meeting certain conditions.

      A reconciliation of total income tax expense (benefit) and the amount computed by applying the statutory federal corporate income tax rate to earnings (loss) from continuing operations before income tax expense (benefit) follows:

                                                                                       Percent of Pretax Earnings
                                                                           -------------------------------------------------
                                                                                         Year Ended December 31,
                                                                           -------------------------------------------------
                                                                                  1996            1995             1994
                                                                                  ----            ----             ----
Statutory federal corporate income tax rate..........................              35.0%           35.0%           (35.0)%
State tax, net of federal income tax effect..........................              18.6%            0.1              0.7
                                                                                 ------           -----            -----
                                                                                   53.6            35.1            (34.3)
Increase (decrease) resulting from:
  Valuation allowance................................................             (65.2)          (33.5)            34.2
  Bad debt deduction.................................................               --              0.1              3.4
  Stock options......................................................              (2.4)           (1.6)             1.0
  Other, net.........................................................              (0.2)            --               0.1
                                                                                 ------           -----            -----
                                                                                  (14.2)%           0.1%             4.4%
                                                                                  =====           =====            =====

      During the 1996 fourth quarter, California Federal recorded a net current tax receivable of $23.6 million, representing the estimated net recovery of prior years' federal and state taxes. This net tax receivable was based on recently completed meetings with Internal Revenue Service ("IRS") representatives whereby agreement was reached on certain tax positions taken by California Federal. In addition, California Federal also recorded a $41.5 million receivable for the interest related to the net tax refund.

      In August 1996, California Federal received $62.9 million from the IRS representing a refund of taxes in the amount of $12.4 million and interest with respect thereto of $50.5 million. This refund was due to the settlement of an IRS examination for the taxable years 1973 through 1981. Further, the IRS and the California Franchise Tax Board ("FTB") have completed examinations of California Federal's consolidated federal income tax returns through 1988 and combined California franchise tax reports through 1989, respectively, and have proposed certain adjustments primarily related to timing differences as to the recognition of taxable income and expense. California Federal previously filed formal protests with both the IRS and the FTB to take exception to these proposed adjustments and has filed claims for refund to recover its payment of the assessed federal deficiencies. California Federal currently intends to pursue most of the positions set forth in its federal and California protests as well as in its federal refund claims.

      In addition, the IRS has completed its examination of the consolidated federal income tax returns filed by California Federal's former life insurance company affiliate, Beneficial Standard Life Insurance Company ("BSLIC"), through 1989 and in December 1993, assessed certain deficiencies against BSLIC. In March 1994, California Federal filed a Tax Court petition on behalf of BSLIC, and in November 1995, the Tax Court rendered its decision affirming California Federal's position on most of the issues contested by California Federal on behalf of BSLIC.

      California Federal's current income tax receivables at December 31, 1996 and 1995 were $20.3 million and $7.9 million, respectively.

NOTE 21: FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following summary presents a description of the methodologies and assumptions used to estimate the fair value of California Federal's financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of California Federal's financial instruments, active markets do not exist. Therefore, considerable judgment was required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 1996 and December 31, 1995, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

     Cash and Short-Term Investments

      The book value of cash and short-term investments approximates the fair value of such assets because of the short maturity of such investments.

     Securities Purchased Under Agreements to Resell

      The book value of securities purchased under agreements to resell approximates the fair value of such securities due to the short term maturity of such investments.

     Securities Available for Sale and Securities Held to Maturity

      California Federal has utilized market quotes for similar or identical securities in an actively traded market, where such a market exists, or has obtained quotes from independent security brokers or dealers to determine the fair value of its securities available for sale and securities held to maturity.

     Loans Receivable

      The fair value of loans receivable was computed as follows: (i) for loans held for sale, quotes were obtained from independent brokers or dealers;
(ii) for performing residential loans held for investment, California Federal aggregated the loans into pools based upon secondary market requirements for mortgage-backed securities and utilized market quotes for similar securities;
(iii) for performing consumer, commercial banking and income property loans, the fair value was determined by a discounted cash flow analysis and (iv) the fair value of impaired income property loans was determined on an individual basis, based upon the fair value of the related collateral, reduced by an estimate of the cost and timing of disposition. For impaired residential 1-4 and consumer loans, fair value was estimated based on a discounted cash flow analysis, adjusted for California Federal's estimate of excess credit risk.

     Deposits

      The fair value of deposits was determined as follows: (i) for demand deposits, passbook accounts, money market accounts and other deposits immediately withdrawable, fair value was determined to approximate the amount payable on demand and (ii) for fixed maturity deposits, the fair value was estimated by discounting expected cash flows using an average of rates offered by other institutions combined with California Federal's current offering rates of term deposits with similar maturities. In accordance with SFAS 107, no value has been assigned to California Federal's long-term relationships with its deposit customers (core deposit intangible) since it is not a financial instrument as defined under SFAS 107.

     Borrowings

      The fair value of California Federal's borrowings was determined as follows: (i) the fair value of FHLB advances was based upon current rates for advances with similar terms and maturities; (ii) the fair value of student loan marketing advances was estimated to approximate the amounts due as the rates on these borrowings fluctuate with a market index; (iii) the fair value of reverse repurchase agreements was based upon the current pricing for such agreements and (iv) the fair value of California Federal's various other borrowings was based upon alternative borrowing costs.

     Off-Balance Sheet Financial Instruments

      The fair value of California Federal's off-balance sheet financial instruments was determined as follows: (i) the fair value of interest rate exchange agreements that do not have an active market was determined by computing the net present value of the estimated interest due to California Federal as compared to the estimated interest due to the counterparties of the interest rate exchange agreements; (ii) the fair value of California Federal's recourse arrangements on assets sold was determined to approximate the value of the liability currently recorded for such recourse arrangements; and (iii) California Federal's standby letters of credit and commitments to originate or sell loans have terms that are consistent with current market terms. Therefore, California Federal estimates that the face amount of these commitments approximates book value.

      The following table presents fair value estimates and carrying amounts for financial instruments at December 31, 1996 and December 31, 1995:


                                                                    December 31, 1996                     December 31, 1995
                                                          ------------------------------------     -------------------------------
                                                               Carrying          Estimated           Carrying          Estimated
                                                                Amount           Fair Value           Amount           Fair Value
                                                               --------          ----------          --------          ----------
                                                                                     (Dollars in Millions)
FINANCIAL INSTRUMENT ASSETS:
Cash......................................................    $    242.1         $   242.1          $    273.7          $   273.7
Short-term liquid investments.............................          69.0              69.0                74.1               74.1
Securities purchased under agreements to resell...........       1,310.1           1,310.1             1,674.6            1,674.6
Securities available for sale.............................           6.0               6.0               200.3              200.3
Securities held to maturity...............................       1,963.9           1,942.3             2,366.7            2,361.3
Loans receivable held for sale............................           8.7               8.7                13.6               13.8
Loans receivable held for investment (a)..................      10,099.4          10,179.6             9,290.0            9,246.1
Accrued interest receivable and other.....................          78.7              78.7                83.4               98.4
FINANCIAL INSTRUMENT LIABILITIES:
Savings deposits (b)......................................       8,918.7           8,952.4             9,476.7            9,534.6
Advances from Federal Home Loan Banks.....................       3,111.0           3,096.7             2,671.0            2,676.0
Securities sold under agreements to repurchase............         978.4             980.0               857.3              852.2
Student loan marketing association advances...............           --                --                200.0              193.9
Other borrowings..........................................          57.3              62.8                58.1               65.3
Interest payable..........................................          21.7              21.7                29.4               29.4
Other liabilities.........................................         146.4             146.4               140.6              140.6
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Interest rate swaps (designated as a hedge)...............           --               11.1                 --                 7.1
Interest rate swaps (designated as held for trading) (c)..           --                --                 (0.3)              (0.3)
Loans sold with recourse (d)..............................          $9.7              $9.7               $11.5              $11.5

----------

      (a) Please see Note 8 Loans Receivable Held for Investment for additional detail.

      (b) The fair value does not include any amount that relates to core deposit intangibles, since they are not defined as financial instruments under SFAS 107.

      (c)  The estimated fair values represent either a net gain or a net
           (loss). The net loss has been reflected in the Consolidated Statement of Financial Position as a component of "other liabilities."

      (d) These amounts represent California Federal's estimate of its credit exposure with respect to loans sold with recourse.


NOTE 22: COMMITMENTS AND CONTINGENCIES

      California Federal is a party to various outstanding commitments and contingent liabilities in the normal course of business which are not reflected in the accompanying consolidated financial statements. The following is a summary of such commitments and contingencies:


                                                      December 31,
                                             ----------------------------
                                                 1996           1995
                                                 ----           ----
                                                (Dollars in Millions)
Standby letters of credit...................    $ 49.8         $ 57.9
Commitments to sell loans...................       5.5           15.7
Commitments to fund fixed rate loans........     189.6          232.0
Commitments to fund adjustable rate loans...      57.8           98.3



      California Federal makes contractual commitments to extend credit, which are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. California Federal does not anticipate any material loss as a result of these transactions. California
Federal applies the same credit standards used in the lending process when extending these commitments, and periodically reassesses the customers' creditworthiness through ongoing credit reviews.

      The fair value of California Federal's commitments at December 31, 1996 and 1995 was based upon (i) the contractual terms of the commitment as compared to market terms, (ii) the period of time that the commitments could be exercised and (iii) the inherent credit risk of the commitments. The fair value of California Federal's commitments approximates the amount of the outstanding commitments at December 31, 1996 and 1995.

      During the second quarter of 1995, California Federal provided an allowance with respect to certain litigation involving loans made in 1989 and 1990 to California Communities Inc. ("CCI"), a currently inactive subsidiary of California Federal formerly engaged in real estate development activities. During the second quarter of 1995, an Orange County, California Superior Court jury rendered a verdict in which it determined that California Federal was financially liable for two loans made to CCI by the plaintiff. CCI subsequently defaulted on the loans. The jury awarded the plaintiff $6.5 million in compensatory damages and punitive damages of $20.0 million against California Federal and $5.0 million against CCI. California Federal has begun the process of appealing the judgment. While California Federal believes that its liability from this litigation, if any, will be less than the amount awarded by the jury, there can be no assurance that the ultimate outcome of this litigation will result in an amount less than the amount determined by the jury and it is possible that California Federal and its subsidiary could ultimately be found liable for an amount in excess of the allowance that has been established. The provision for this allowance has been included in 1995 real estate operations.

      California Federal is involved as a defendant in certain legal proceedings incidental to its business. California Federal has established an accrual for its estimate of the potential liability that it believes it may be found liable for. However, it is possible that California Federal's actual liability may be substantially higher or lower than the amount of the established allowance. California Federal does not believe that the litigation to which it is a party, if adversely decided, in the aggregate would have a material adverse effect upon California Federal.

NOTE 23: SHAREHOLDER'S EQUITY AND REGULATORY CAPITAL

      California Federal's shareholder's equity at December 31, 1996 was comprised of common stock and 105/8% noncumulative perpetual preferred stock, Series B. At December 31, 1995, in addition to the common stock and preferred stock, Series B, the shareholder's equity of California Federal included the 7 3/4% noncumulative convertible preferred stock, Series A.

     Common Stock

      During the fourth quarter of 1995, California Federal obtained regulatory and shareholder approval to reorganize into a holding company structure to provide greater flexibility for meeting future financial and competitive needs. As a result of the reorganization, on January 1, 1996, each share of California Federal's common stock was converted into one share of Bancorp common stock. Consequently, California Federal became a wholly-owned subsidiary of Bancorp.

     7 3/4% Noncumulative Convertible Preferred Stock, Series A,
     Par Value $25.00 Per Share

      In March 1993, California Federal issued 3,740,000 shares of 7 3/4% noncumulative convertible preferred stock at its liquidation preference of $25.00 per share (the "Preferred Stock, Series A"). The issuance of the Preferred Stock Series A, resulted in an $89.0 million increase in California Federal's equity capital, after deducting issue costs of $4.5 million. Effective January 1, 1996, the Preferred Stock, Series A, was convertible by the holders into the common stock of Bancorp at any time at a conversion price of $20.16 per share, subject to adjustment. During the second quarter of 1996 California Federal called for redemption all 3,740,000 shares of the Preferred Stock, Series A. Except for the conversion of 18,820 shares into 23,336 shares of the Bancorp's common stock, the Series A shares were redeemed effective June 14, 1996 at a redemption price of $25.00 per share, plus a dividend of $0.398264 per share.

     10 5/8% Noncumulative Perpetual Preferred Stock, Series B,
     Par Value $100.00 Per Share

      In March 1994, California Federal issued 1,725,000 shares of 105/8% noncumulative perpetual preferred stock at its liquidation preference of $100.00 per share (the "Preferred Stock, Series B"). The issuance of the Preferred Stock, Series B resulted in an $164.2 million increase in California Federal's equity capital, after deducting issue costs of $8.3 million. The Preferred Stock, Series B, is generally not redeemable prior to April 1, 1999. The Preferred Stock, Series B, is redeemable at the option of California Federal, in whole or in part, at $105.313 per share on or after April 1, 1999 and prior to April 1, 2000, and at prices decreasing annually thereafter to the liquidation preference of $100.00 per share on or after April 1, 2003, plus declared but unpaid dividends. In addition, the Preferred Stock, Series B, is redeemable at the option of California Federal or its successor or any acquiring or resulting entity with respect to California Federal on or after April 1, 1996 and prior to April 1, 1999 in whole, but not in part, in the event of a change of control of California Federal at $114.50 per share.

     Participation Interests

      During 1995, California Federal registered contingent litigation recovery participation interests ("Participation Interests") to be issued to its common shareholders. The Participation Interests represent a right to receive an amount equal to up to 25.377745% of the cash payment, if any, actually received by California Federal, resulting from California Federal's pending goodwill lawsuit against the Federal government. In the lawsuit, California Federal alleges that the United States breached certain contractual commitments regarding the computation of its regulatory capital and deprived California Federal of certain of its property without just compensation in violation of the United States constitution. California Federal's claims arose from changes, mandated by FIRREA, with respect to the rules for computing California Federal's regulatory capital. California Federal's shareholders of record on July 14, 1995 received one Participation Interest for every ten shares of common stock owned on the record date. The Participation Interests were distributed on July 28, 1995 and began trading on the NASDAQ Small Cap Market under the symbol "CALGZ" on August 1, 1995.

      During 1996, California Federal registered Secondary Contingent Litigation Recovery Participation Interests ("Secondary Participation Interests") to be issued to the common shareholders of Bancorp in connection with the acquisition of Bancorp by Holdings (the "Merger"). One Secondary Participation Interest was distributed to shareholders for each ten common shares of Bancorp held at the closing of the Merger which occurred January 3, 1997. The Secondary Participation Interests represent the right to participate in the cash proceeds, if any, recovered in California Federal's pending breach-of-contract lawsuit against the Federal government relating to the phase-out of supervisory goodwill resulting from the enactment of FIRREA in 1989. Each Secondary Participation Interest will entitle the holder to receive a pro rata portion of 60% of the net distributable cash proceeds, if any, of California Federal's goodwill lawsuit after (a) payment of expenses, (b) pro forma taxes, (c) the net cash proceeds distributable to the holders of the Participation Interests, and (d) the retention of $125 million of net distributable cash proceeds by First Nationwide. The Secondary Participation Interests were distributed and began trading on the NASDAQ Small Cap Market under the symbol "CALGL" in January 1997.

     Regulatory Capital

      As a savings institution which is regulated by the OTS, California Federal is required to comply with the capital requirements of the OTS. The regulations of the OTS require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. An institution that fails to obtain OTS approval of its capital plan is deemed to be in an unsafe and unsound condition and could be the subject of the appointment of a conservator or a receiver. At December 31, 1996, the industry-wide minimum regulatory capital requirements were:

        o Tangible capital of 1.5% of adjusted total assets, consisting generally of stockholder's equity, but excluding most intangible assets such as goodwill.

        o A leverage ratio requiring core capital of 3.0% of adjusted total assets, consisting of tangible capital plus supervisory goodwill (certain goodwill arising as a result of the acquisition of troubled institutions and regulatory assisted acquisitions).

        o Total risk-based capital consisting of core capital plus certain subordinated debt and other capital instruments and general valuation allowances on loans receivable equal to 8.0% of the value of risk-weighted assets plus off-balance sheet items.

      The table below presents California Federal's capital ratios as compared to the industry-wide minimum capital requirements at December 31, 1996:

                                    California               Regulatory             Excess
                                     Federal                 Requirement            Capital
                              -------------------       --------------------        -------
                                                (DOLLARS IN MILLIONS)
Tangible Capital............  $828.5        5.85%       $212.3         1.50%        $616.2
Core Capital................   828.5        5.85         424.6         3.00          403.9
Risk-based Capital..........   945.2       12.01         630.2         8.00          315.0



      The OTS has implemented a system requiring regulatory sanctions against institutions that are not adequately capitalized, with the sanctions growing more severe the lower the institution's capital. The OTS has established specific capital ratios for five separate capital categories:
"wellcapitalized," "adequately capitalized," "undercapitalized,"
"significantly undercapitalized" and "critically undercapitalized."

      Under the OTS regulations, an institution is treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.0% or more, its ratio of core capital to risk-weighted assets is 6.0% or more, its ratio of core capital to total assets is 5.0% or greater and it is not subject to any order or directive by the OTS to meet a specific capital level.

      At December 31, 1996, (i) California Federal's total risk-based capital ratio was 12.01%, $158.1 million in excess of "well-capitalized" requirements,
(ii) California Federal's Tier 1 risk-based capital ratio was 10.56%, $357.6 million in excess of "well-capitalized" requirements, and (iii) California Federal's leverage ratio was 5.85%, $120.7 million in excess of "well-capitalized" requirements. Therefore, at December 31, 1996, California Federal met and exceeded all of the requirements of a well-capitalized institution.

      An institution is undercapitalized if its ratio of total capital to risk-weighted assets is less than 8.0%, its ratio of core capital to risk-weighted assets is less than 4.0% or its ratio of core capital to total assets is less than 4.0% (3.0% if the institution receives the highest rating on the CAMEL examination rating system). An institution whose capital falls between the well-capitalized and undercapitalized levels is treated as adequately capitalized. An institution is treated as significantly undercapitalized if the above capital ratios are less than 6.0%, 3.0%, or 3.0% respectively. An institution is treated as critically undercapitalized if its ratio of tangible equity (core capital, plus cumulative preferred stock, minus intangible assets other than qualifying supervisory goodwill and certain purchased mortgage servicing rights) to total assets is equal to or less than 2.0%. The OTS can apply to an institution in a particular capital category the sanctions that apply to the next lower capital category if the OTS determines, after providing the institution notice and opportunity for a hearing, that (i) the institution is in an unsafe and unsound condition, or (ii) the institution received, in its most recent report of examination, a less than satisfactory rating for asset quality, management, earnings, or liquidity, and the deficiency has not been corrected. The OTS cannot, however, use this authority to require an adequately capitalized institution to file a capital restoration plan, or to subject a significantly undercapitalized institution to the sanctions applicable to critically undercapitalized institutions.

      Following is a reconciliation of California Federal's shareholder's equity to regulatory capital as of December 31, 1996:

                                                                Tangible           Core          Risk-based
                                                                 Capital          Capital          Capital
                                                                --------          -------        ----------
                                                                           (Dollars in Millions)
Shareholder's Equity of California Federal...................    $864.9           $864.9            $864.9
Non-allowable capital:
  Intangible assets..........................................     (15.7)           (15.7)            (15.7)
  Investment in non-permissible subsidiaries.................     (20.7)           (20.7)            (20.7)
Tier II capital items:
  Allowable subordinated debt................................       --               --               18.7
  Allowable general valuation allowance on loans
     receivable (limited to 1.25% of risk-weighted
     assets).................................................       --               --               98.0
                                                                 -----            ------            -------
Regulatory capital of California Federal.....................     828.5            828.5             945.2
Bank's minimum regulatory capital requirement................     212.3            424.6             630.2
                                                                 ------           ------            ------
  Excess over minimum regulatory capital requirements........    $616.2           $403.9            $315.0
                                                                 ======           ======            ======

      California Federal's investments in and extensions of credit to any subsidiary engaged in activities not permissible for a national bank ("non-includable subsidiaries") must be deducted from capital.

     Restriction on Shareholder's Equity and Dividends

      The payment of dividends, stock repurchases, and other capital distributions by California Federal are subject to regulation by the OTS. The OTS requires 30 days prior notice of any capital distribution. On December 5, 1994, the OTS proposed various amendments to its rules on capital distributions to conform them to the prompt corrective action system established by the Federal Deposit Insurance Corporation Improvement Act of 1991. Under the proposed regulation, those institutions that have the CAMEL ratings of 1 or 2 and are not controlled by a holding company would no longer be required to notify OTS before capital distributions. Most other savings institutions could make capital distributions upon giving notice to OTS provided that, following the distribution, the institution would remain at least adequately capitalized as defined by the prompt corrective action system. The proposed amendments are pending. Pursuant to statutes, savings institutions that do not meet their current capital requirements generally may not make any capital distributions.

     Tax Bad Debt Reserves

      On August 20, 1996, the Small Business Job Protection Act ("1996 Act") was enacted into federal law generally effective for the tax years beginning after 1995. Although the 1996 Act repealed the reserve method for computing bad debt deductions for large savings institutions, it generally retained prior law regarding recapture of tax bad debt reserves. Under the 1996 Act, a savings institutions must recapture its adjusted base year reserves if the institution no longer qualifies as a "bank" for federal income tax purposes or if its tax bad debt reserves are used to pay nontaxable dividends or make other distributions in dissolution, liquidation or redemption of stock, excluding preferred stock meeting certain conditions. Similar to pre-1996 federal tax law, the amount includable in taxable income is equal to the distribution plus the federal income tax attributable thereto, up to the aggregate amount of the adjusted base year reserves. At December 31, 1996, California Federal's adjusted base year reserves were approximately $124 million.

      Prior to 1996, federal tax law provided that savings institutions that met certain definitional and other tests were allowed special bad debt reserve deductions. If amounts appropriated to these tax bad debt reserves in excess of an allowable offset computed under the experience method ("excess tax bad debt reserves") were used for the payment of nontaxable dividends or other distributions to stockholders (including distributions in dissolution, liquidation or redemption of stock), an amount will generally be includable in taxable income up to the aggregate amount of excess tax bad debt reserves. At December 31, 1995, California Federal's total tax bad debt reserves of approximately $195 million did not include any amount which may represent excess tax bad debt reserves.

NOTE 24: EMPLOYEE RETIREMENT BENEFIT PLANS

       Retirement Plans

      California Federal has two defined benefit plans: one covering its employees ("retirement income plan") and one for the non-employee directors ("outside directors plan"). The outside directors plan was terminated as of the date of the merger with Holdings, and liquidated for the amount of $1.0 million. Prior to 1995, California Federal had two outside directors plans. During 1995, one of the outside directors plans was terminated and subsequently liquidated.

      Effective May 31, 1993, the retirement income plan was frozen and all accrued benefits became 100% vested. However, credited service will continue to accrue for purposes of determining eligibility for early retirement (and the applicable early retirement reduction factors). Effective May 1, 1996 the plan was also amended to generally allow a vested participant whose termination of employment occurred before June 1, 1996 and whose benefit was not eligible to be paid in a lump sum cash distribution, to elect to receive a severance benefit in a single lump sum payment. The participant was to make the election and receive the distribution prior to July 31, 1996. This resulted in a decrease in projected benefit obligation.

      California Federal's funding policy for the retirement income plan is to contribute an amount equal to the minimum required contribution under the Employee Retirement Income Security Act of 1974. California Federal from time to time may increase its contribution beyond the minimum reflecting the tax and cash position of California Federal and the funded status of the plan. Additionally, California Federal had a supplemental defined benefit retirement plan for key employees (the "supplemental plan") which was terminated on December 31, 1993. California Federal has recorded a liability of $0.1 million as of December 31, 1996 related to the supplemental plan.

      The following tables set forth the funded status of the pension plan and amounts recognized in California Federal's consolidated statements for the years indicated:

                                                                                        Retirement Income Plan
                                                                            ---------------------------------------------
                                                                            Accumulated         Assets           Assets
                                                                              Benefits          Exceed           Exceed
                                                                               Exceed        Accumulated      Accumulated
                                                                               Assets          Benefits         Benefits
                                                                            ------------     -----------      -----------
                                                                                1996             1995             1994
                                                                                ----             ----             ----
                                                                                        (Dollars in Millions)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
        benefits of $18.4 million in 1996, $34.4 million
        in 1995, $30.9 million in 1994.....................................       $19.3          $35.3         $30.1
                                                                                  =====         ======         =====

  Projected benefit obligation for service rendered to date................       $19.3          $35.3         $30.1
  Plan assets at fair value, primarily listed stock and
        fixed income securities............................................        19.2           35.5          33.3
                                                                                  -----         ------         -----
 Projected benefit obligation greater than (or less than)
        plan assets .......................................................         0.1           (0.2)         (3.2)
  Unrecognized net gain (loss) from past experience
        different from that assumed........................................        (3.9)          (7.7)         (3.3)
  Adjustment required to recognize minimum liability ......................         3.9            --            --
                                                                                  -----          -----         -----
Pension (asset) liability included in other liabilities (assets)...........         0.1          $(7.9)        $(6.5)
                                                                                  =====          =====         =====

Net pension expense included the following components:
   Interest cost on projected benefit obligation...........................       $ 2.0          $ 2.0         $ 2.4
   Actual return on plan assets............................................        (1.9)          (5.7)         (1.5)
   Other, net..............................................................         0.1            3.3          (1.3)
                                                                                  -----          -----         -----
Net periodic pension (income) expense                                               0.2           (0.4)        $(0.4)
   Adjustment for settlement of obligations ...............................         3.9            --            --
                                                                                  -----          -----         -----
Total periodic pension expense, net of adjustment .........................       $ 4.1          $(0.4)        $(0.4)
                                                                                  =====          =====         =====


      Average assumptions used for all plans were:

                                                                              As of December 31,
                                                            --------------------------------------------------------
                                                                  1996               1995                1994
                                                                  ----               ----                ----
Discount rate.............................................        7.75%              7.25%               8.00%
Rate of increase in compensation levels...................         N/A (a)            N/A (a)             N/A (a)
Expected long-term rate of return on assets...............        8.50%              8.50%               8.50%

----------

(a)   Not applicable due to a freeze in accrued benefits of the plan.

      The FASB has issued Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"). SFAS 106 became effective for fiscal years beginning after December 15, 1992. SFAS 106 establishes accounting standards for all employers' postretirement benefits other than pensions; however, it focuses on postretirement health care benefits. SFAS 106 changes the current practice of accounting for postretirement benefits on a cash basis by accruing the cost of these benefits during the years the employee renders the necessary service. California Federal has a defined benefit postretirement plan which provides for postretirement medical benefits to eligible retired employees.

      The following table sets forth the postretirement benefits plans funded status and amount recognized in California Federal's consolidated statements for the years ended December 31, 1996 and 1995:

                                                                                                        1996           1995
                                                                                                        ----           ----
                                                                                                       (Dollars in Millions)
Accumulated Postretirement Benefit Obligation:
  Current Retirees................................................................................      $1.8           $ 2.1
  Current Actives.................................................................................       0.9             1.0
                                                                                                        ----           -----
        Total ....................................................................................       2.7           $ 3.1
                                                                                                        ====           =====

Accumulated Postretirement Benefit Obligation.....................................................      $2.7           $ 3.1
Plan assets at fair value.........................................................................       --              --
                                                                                                        ----           -----
        Excess of accumulated postretirement benefit obligations greater than plan assets.........       2.7             3.1
Unrecognized transition obligation................................................................      (3.8)           (4.0)
Unrecognized net gain.............................................................................       3.7             3.1
                                                                                                        ----           -----
        Net postretirement benefit liability included in other liabilities........................      $2.6            $2.2
                                                                                                        ====           =====

Net Periodic Postretirement Benefit Cost:
  Service cost....................................................................................      $0.2             0.2
  Interest cost...................................................................................       0.2             0.3
  Amortization of transition obligation...........................................................       0.2             0.2
  Other, net......................................................................................      (0.2)           (0.2)
                                                                                                        ----           -----
        Net periodic postretirement benefit cost..................................................      $0.4           $ 0.5
                                                                                                        ----           -----

Effect of one percent increase in trend rates:
  Service and interest cost.......................................................................      $0.1           $ 0.1
                                                                                                        ----           -----
  Accumulated postretirement benefit obligation...................................................      $0.3           $ 0.4
                                                                                                        ----           -----


      The cost of inflation for health care and medical costs of plan participants (the "health care trend rate") was assumed to start at 11.0% for 1996, and gradually trend downward over 10 years to 6%. The assumed discount rate, in determining postretirement benefits, was 7.75% and 7.25% at December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, there were no plan assets related to this plan.

Investment Plus Plan

      The Investment Plus Plan (the "Plan") is a defined contribution plan that is available to substantially all employees. The Plan is a qualified plan under Section 401(k) of the Internal Revenue Code. Employee contributions are voluntary, as employees may elect to defer from one to ten percent of compensation, exclusive of overtime, bonuses or other special payments ("qualifying compensation"). Participants vest immediately in their own contributions and they vest in California Federal's contributions based on years of service. Up to 4% of participants' contributions are matched by California Federal on a schedule that is determined by the participants' years of service with California Federal. The table below presents California Federal's matching contributions as determined by the participants' years of service.


                                                                      Bank's Matching
                                                                      of Participants'          Participants'
                                                                      Contributions up          Vesting in the
                                                                     to 4% of Qualified             Bank's
                        Years of Service                                Compensation             Contribution
                        ----------------                             ------------------          ------------
At least 3 months but less than 2 years.........................           125%                         0%
At least 2 years but less than 3 years..........................           125                         25
At least 3 years but less than 4 years..........................           125                         50
At least 4 years but less than 5 years..........................           125                         75
At least 5 years, but less than 10 years........................           150                        100
10 or more years................................................           200                        100


      California Federal's contributions may be made without regard to current or accumulated profits, provided that the Plan is designed to qualify as a profit sharing plan for purposes of Section 401(a), et seq. of the Internal Revenue Code. For the years ended December 31, 1996, 1995 and 1994, California Federal's pre-tax Plan expense was $4.0 million, $3.9 million and $4.2 million, respectively. As of the date of the merger with First Nationwide Holdings Inc., the Company contributions of all active participants became 100% vested.

NOTE 25: QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                                       Quarter Ended
                                                           -----------------------------------------------------------------------
                                                                 March 31,      June 30,     September 30,   December 31,
                                                                   1996           1996           1996            1996
                                                                   ----           ----           ----            ----
                                                                                   (Dollars in Millions)
Interest income........................................            $256.9         $252.1          $252.6         $253.7
Interest expense..........................................          171.6          163.5           166.5          166.2
                                                                   ------         ------          ------         ------
Net interest income.......................................           85.3           88.6            86.1           87.5
Provision for loan losses.................................           10.2           10.2            10.4           10.5
Other income..............................................           15.8           27.9 (a)        18.2           58.1 (c)
Other expenses............................................           60.8           61.6           117.6 (b)       84.3
Income tax expense (benefit)..............................           --              0.1            --            (14.6)(d)
                                                                   ------         ------          ------          -----
Net earnings (loss).......................................          $30.1          $44.6           (23.7)         $65.4
                                                                   ======         ======          ======          =====

-------------------

(a)   The increase in other income during the second quarter of 1996 represents the $12.0 million gain on the sale of six branches in San Diego.

(b)   The increase in other expenses during the third quarter of 1996 resulted from the accrual of $58.1 million for a one-
      time special SAIF assessment.

(c)   Other income increased during the fourth quarter of 1996 as a result of a $42.2 million income tax refund.

(d)   The income tax benefit for the fourth quarter of 1996 resulted from adjustments to prior years income taxes.


                                                                          QUARTER ENDED
                                      -------------------------------------------------------------------------------------
                                            MARCH 31,              JUNE 30,           SEPTEMBER 30,         DECEMBER 31,
                                              1995                  1995                  1995                 1995
                                              ----                  ----                  ----                 ----
                                                                      (DOLLARS IN MILLIONS)
Interest income......................       $245.6                $252.1                $249.9               $260.4
Interest expense.....................        172.8                 175.7                 170.0                177.6
                                            ------                ------                ------               ------
Net interest income..................         72.8                  76.4                  79.9                 82.8
Provision for loan losses............          8.3                   8.6                   7.6                  7.3
Other income.........................         14.5                  14.3                  21.5 (A)             13.2
Other expenses.......................         64.3                  60.3                  61.9                 63.4
Income tax expense...................          --                    0.1                   --                   --
                                             -----                 -----                ------               ------
Net earnings.........................        $14.7                 $21.7                 $31.9                $25.3
                                             =====                 =====                ======               ======

--------------

(A)   Other income increased during the third quarter of 1995 as a result of $6.8 million of gains on the sale of $729.3 million of securities held for sale.


      NOTE 26: SUBSEQUENT EVENTS

            On July 29, 1996 Bancorp, the parent company of California Federal, announced that it had entered into a definitive merger agreement with Holdings, the parent company of First Nationwide Bank, A Federal Savings Bank ("First Nationwide"), pursuant to which on January 3, 1997, Holdings acquired 100% of the outstanding stock of Cal Fed and California Federal. The aggregate consideration paid consisted of approximately $1.2 billion in cash and the issuance of litigation interest owned by Cal Fed. The terms of the merger agreement provided for each Bancorp stockholder to receive a cash payment of $23.50 per common share plus a new security (see "Secondary Participation Interests" below).

      During 1996, California Federal registered Secondary Participation Interests to be issued to the common shareholders of Bancorp in connection with Merger. One Secondary Participation Interest was distributed to shareholders for each ten common shares of Bancorp held at the closing of the Merger which occurred January 3, 1997. The Secondary Participation Interests represent the right to participate in the cash proceeds, if any, recovered in California Federal's pending breach-of-contract lawsuit against the federal government relating to the phase-out of supervisory goodwill resulting from the enactment of FIRREA in 1989. Each Secondary Participation Interest will entitle the holder to receive a pro rata portion of 60 percent of the net distributable cash proceeds, if any, of California Federal's goodwill lawsuit after (a) payment of expenses, (b) pro forma taxes, (c) the net cash proceeds distributable to the holders of the Participation Interests, and (d) the retention of $125 million of net distributable cash proceeds by First Nationwide. In January 1997, the Secondary Participation Interests were distributed and began trading on the NASDAQ under the symbol "CALGL."

                                 EXHIBIT INDEX

      3.1 Third Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-4026)).

      3.2 By-laws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-4026)).

      4.1 Indenture, dated as of April 15, 1996 between the Registrant and The Bank of New York, as trustee, relating to the 12-1/2% Senior Exchange Notes due 2003. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-4026)).

      4.2 Indenture, dated as of September 19, 1996, between First Nationwide Escrow Corp. and The Bank of New York, as trustee, relating to the 10-5/8% Senior Subordinated Exchange Notes Due 2003 (the "FN Holdings 10-5/8% Notes"). (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to First Nationwide Holdings Inc.'s ("FN Holdings") Registration Statement on Form S-1 (File No. 333-21015)).

      4.3 First Supplemental Indenture, dated as of January 3, 1997, among FN Holdings, First Nationwide Escrow Corp. and The Bank of New York, as trustee, relating to the FN Holdings 10-5/8% Notes. (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

      4.4 Indenture, dated as of January 31, 1996, between FN Holdings and The Bank of New York, as trustee, relating to the 9-1/8% Senior Subordinated Exchange Notes Due 2003. (Incorporated by reference to
          Exhibit 4.1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-00854)).

      4.5 Indenture, dated as of July 15, 1994, between FN Holdings and The First National Bank of Boston, as trustee, relating to the 12-1/4% Senior Exchange Notes Due 2001 (the "12-1/4% Senior Note Indenture"). (Incorporated by reference to Exhibit 4.1 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

      4.6 First Supplemental Indenture, dated as of January 17, 1997, between FN Holdings and State Street Bank and Trust Company, as trustee, supplementing the 12-1/4% Senior Note Indenture. (Incorporated by reference to Exhibit 4.5 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

      4.7 Indenture, dated as of October 1, 1986, between First Nationwide Bank, A Federal Savings Bank, and Bank of America National Trust and Savings Association Re: $100,000,000 10% Subordinated Debentures due 2006 (the "2006 Indenture"). (Incorporated by reference to Exhibit
          4.5 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

      4.8 First Supplemental Indenture, dated as of September 30, 1994, among First Madison Bank, FSB, First Nationwide Bank, A Federal Savings Bank, and Bank of America National Trust and Savings Association, supplementing the 2006 Indenture. (Incorporated by reference to Exhibit 4.6 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

      4.9 Second Supplemental Indenture, dated as of January 3, 1997, among First Nationwide Bank, A Federal Savings Bank, California Federal Bank, A Federal Savings Bank and Bank of America National Trust and Savings Association, as trustee, supplementing the 2006 Indenture. (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333- 21015)).

     4.10 Indenture, dated February 15, 1986, between Cal Fed Bancorp Inc.
          and Manufacturers Hanover Trust Company, as trustee, relating to the 6-1/2% Convertible Subordinated Debentures Due 2001 (the "6-1/2% Convertible Debenture Indenture"). (Incorporated by reference to
          Exhibit 4.11 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

     4.11 First Supplemental Indenture, dated as of December 16, 1992, among Cal Fed Bancorp Inc., XCF Acceptance Corporation, California Federal Bank, A Federal Savings Bank, and Chemical Bank, supplementing the 6-1/2% Convertible Debenture Indenture. (Incorporated by reference to Exhibit 4.12 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

     4.12 Second Supplemental Indenture dated as of December 13, 1996 among XCF Acceptance Corporation, California Federal Bank, A Federal Savings Bank, and The Chase Manhattan Bank, as trustee, supplementing the 6-1/2% Convertible Debenture Indenture. (Incorporated by reference to Exhibit 4.13 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

     4.13 Third Supplemental Indenture dated as of December 13, 1996 among
          Cal Fed Bancorp Inc., XCF Acceptance Corporation, California Federal Bank, A Federal Savings Bank, and The Chase Manhattan Bank, as Trustee, supplementing the 6-1/2% Convertible Debenture Indenture. (Incorporated by reference to Exhibit 4.14 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

     4.14 Fourth Supplemental Indenture dated as of December 13, 1996 among Cal Fed Bancorp Inc., XCF Acceptance Corporation, and The Chase Manhattan Bank, as trustee, supplementing the 6-1/2% Convertible Debenture Indenture. (Incorporated by reference to Exhibit 4.15 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

     4.15 Indenture, dated December 1, 1992, between California Federal Bank, A Federal Savings Bank and Chemical Bank, as trustee, relating to the 10% Subordinated Debentures Due 2003. (Incorporated by reference to Exhibit 4.16 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

     4.16 Agreement Regarding Contingent Litigation Recovery Participation Interests, dated as of June 30, 1995, between California Federal Bank, A Federal Savings Bank, and Chemical Trust Company of California, as Interest Agent. (Incorporated by reference to Exhibit
          4.17 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

     4.17 Agreement regarding Secondary Contingent Litigation Recovery Participation Interests, dated as of December 2, 1996, between California Federal Bank, A Federal Savings Bank, and ChaseMellon Shareholder Services, L.L.C., as Interest Agent. (Incorporated by reference to Exhibit 4.18 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

     4.18 Note Agreement Regarding $50,000,000 aggregate principal amount of 10.668% Senior Subordinated Notes Due 1998 of California Federal Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit
          4.19 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333- 21015)).

     10.1 Tax Sharing Agreement, effective as of January 1, 1994, by and among First Madison Bank, FSB, FN Holdings and Mafco Holdings, Inc. (Incorporated by reference to Exhibit 10.10 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

     10.2 Asset Purchase Agreement, dated as of April 14, 1994, between First Madison Bank, FSB, and First Nationwide Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit 2.1 to FN Holdings' Current Report on Form 8-K dated October 3, 1994.)

     10.3 Amendment No. 1 to the Asset Purchase Agreement, dated as of September 30, 1994, between First Madison Bank, FSB, and First Nationwide Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit 2.3 to FN Holdings' Current Report on Form 8-K dated October 3, 1994.)

     10.4 Amendment No. 2 to the Asset Purchase Agreement, dated as of September 30, 1994, between First Madison Bank, FSB, and First Nationwide Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit 2.4 to FN Holdings' Current Report on Form 8-K dated October 3, 1994.)

     10.5 Exchange Agreement dated September 26, 1994 by and among Gerald J. Ford, First Nationwide Holdings Inc. and NationsBank of Texas, N.A. (Incorporated by reference to Exhibit 10.12 to Amendment No. 2 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

     10.6 Exchange Agreement dated October 20, 1994 between Carl B. Webb and FN Holdings. (Incorporated by reference to Exhibit 10.11 to FN Holdings' Registration Statement on Form S-1 (File No. 333- 00854)).

     10.7 Stockholders Agreement dated October 3, 1994 by and among Gerald J. Ford, FN Holdings and the Registrant. (Incorporated by reference to Exhibit 10.16 to Amendment No. 2 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

     10.8 Office Lease, dated as of November 15, 1990, between Webb/San Francisco Ventures, Ltd. and First Nationwide Bank, A Federal Savings Bank. Confidential treatment has been granted for portions of this document (Incorporated by reference to Exhibit 10.6 to Amendment No. 3 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

     10.9 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Gerald J. Ford, dated as of October 1, 1994. (Incorporated by reference to Exhibit 10.13 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

    10.10 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Carl B. Webb, II, dated as of February 1, 1995. (Incorporated by reference to Exhibit 10.14 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

    10.11 Amendment to Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and Carl B. Webb, II. (Incorporated by reference to Exhibit 10.1 to FN Holdings' Current Report on Form 8-K dated August 30, 1996 ( the "August 1996 Form 8-K")).

    10.12 Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and Christie S. Flanagan. (Incorporated by reference to Exhibit 10.4 to the August 1996 Form 8- K.)

    10.13 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and James R. Staff, dated as of February 1, 1995. (Incorporated by reference to Exhibit 10.16 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

    10.14 Amendment to Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and James R. Staff. (Incorporated by reference to Exhibit 10.3 to the August 1996 Form 8-K.)

    10.15 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Lacy G. Newman, Jr. dated as of February 1, 1995. (Incorporated by reference to Exhibit 10.17 to FN Holdings' Registration Statement on Form S-1 (File No. 333-00854)).

    10.16 Amendment to Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and Lacy G. Newman, Jr. (Incorporated by reference to Exhibit 10.5 to the August 1996 Form 8-K.)

    10.17 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Roger L. Gordon as of January 20, 1996. (Incorporated by reference to Exhibit 10.15 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1995.)

    10.18 Employment Agreement dated as of January 1, 1996, between First Nationwide, A Federal Savings Bank and Richard P. Hodge. (Incorporated by reference to Exhibit 10.16 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1995.)

    10.19 Amendment to Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and Richard
          P. Hodge (Incorporated by reference to Exhibit 10.2 to the August 1996 Form 8-K.)

    10.20 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Walter C. Klein, Jr., dated as of January 8, 1996. (Incorporated by reference to Exhibit 10.43 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

    10.21 Post-Employment Consulting Agreement between California Federal Bank, A Federal Savings Bank and Edward G. Harshfield, dated January 6, 1997. (Incorporated by reference to Exhibit 10.44 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

    10.22 Special Bonus Agreement, dated as of November 25, 1996, by and between First Nationwide Holdings Inc. and Carl B. Webb.

    10.23 Mortgage Company Asset Sale Agreement by and among Resolution
          Trust Corporation as conservator for Standard Federal Savings Association, America's Mortgage Servicing, Inc., A Mortgage Company, America's Lending Network, Inc., and Stanfed Financial Services, Inc.; and First Nationwide Mortgage Corporation dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.18 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

    10.24 Receivables Sale Agreement by and among Resolution Trust
          Corporation as conservator for Standard Federal Savings Association, America's Mortgage Servicing, Inc., A Mortgage Company, and America's Lending Network, Inc.; and First Nationwide Mortgage Corporation, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.19 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

    10.25 Purchase and Sale Agreement by and between Resolution Trust Corporation in its corporate capacity and First Nationwide Mortgage Corporation, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.20 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

    10.26 Purchase and Sale Agreement by and among Resolution Trust Corporation as receiver of or conservator for certain associations and First Nationwide Mortgage Corporation, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.21 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

    10.27 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated December 2, 1994, regarding the Mortgage Company Asset Sale Agreement, Receivable Sales Agreement, and two Purchase and Sales Agreements among such parties, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.22 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

    10.28 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 23, 1995, regarding the Mortgage Company Asset Sale Agreement, Receivable Sales Agreement, and two Purchase and Sales Agreements among such parties, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.23 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

    10.29 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 24, 1995, regarding the Mortgage Company Asset Sale Agreement among such parties, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.24 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

    10.30 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 28, 1995, regarding the Mortgage Company Asset Sale Agreement among such parties, dated as of December 1, 1994 (power of attorney matters). (Incorporated by reference to Exhibit 10.25 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

    10.31 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 28, 1995, regarding the Mortgage Company Asset Sale Agreement among such parties, dated as of December 1, 1994 (amendments to schedules). (Incorporated by reference to Exhibit 10.26 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

    10.32 Agreement for Provision of Services between First Nationwide Bank, A Federal Savings Bank and Trans Network Insurance Services, Inc. (then named "First Gibraltar (Parent) Holdings Inc."), dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.27 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

    10.33 Assignment from Trans Network Insurance Services Inc. to First Nationwide Management Corp. of Agreement for Provision of Services. (Incorporated by reference to Exhibit 10.37 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1995.)

    10.34 Asset Purchase Agreement between Trans Network Insurance Services Inc. and FNC Insurance Agency, Inc. dated effective June 1, 1995. (Incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

    10.35 Trans Network Marketing and Support Services Agreement between First Nationwide Bank, A Federal Savings Bank, and Trans Network Insurance Services Inc. dated effective June 1, 1995. (Incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

    10.36 Amendment No. 2 to Lease between First Nationwide Bank, A Federal Savings Bank, and RNM 135 Main, L.P. dated April 6, 1995. (Incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

    10.37 Consulting Agreement between First Nationwide Management Corp. and Gerald J. Ford dated as of October 1, 1994. (Incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

    10.38 First Amendment, dated as of January 1, 1995, by and among First Nationwide Management Corp., Diamond A-Ford Corporation, Trans Network Insurance Services, Inc. and Gerald J. Ford, supplementing the Consulting Agreement between First Nationwide Management Corp. and Gerald J. Ford dated as of October 1, 1994. (Incorporated by reference to Exhibit 10.33 to FN Holdings' Registration Statement on Form S-1 (File No. 333-00854)).

    10.39 Management Incentive Plan for Certain Employees of First Nationwide Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit
          10.34 to FN Holdings' Registration Statement on Form S-1 (File No. 333-00854)).

    10.40 Reimbursement and Expense Allocation Agreement, dated as of January 1, 1996, by and between First Nationwide Management Corp. and FN Holdings. (Incorporated by reference to Exhibit 10.35 to FN Holdings' Registration Statement on Form S-1 (File No. 333-00854)).

    10.41 Registration Agreement, dated September 13, 1996, among FN Holdings Inc., First Nationwide Escrow Corp. and the initial purchasers named therein relating to the FN Holdings 10-5/8% Notes. (Incorporated by reference to Exhibit 4.20 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

    10.42 Amended and Restated Agreement and Plan of Merger dated as of the 27th day of July, 1996 by and among First Nationwide Holdings Inc., CFB Holdings, Inc., Cal Fed Bancorp Inc. and California Federal Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit
          2.1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

     12.1 Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

     21.1 Subsidiaries of the Registrant.

     24.1 Power of Attorney executed by Ronald O. Perelman.

     24.2 Power of Attorney executed by Howard Gittis.

     24.3 Power of Attorney executed by Gerald J. Ford.

     27.1 Financial Data Schedule.