Form 10-Q
period 1997-09-30
FIRST NATIONWIDE PARENT HOLDINGS INC
filed 1997-11-13
CIK 1013229

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             September 30, 1997
                              -------------------------------------------------

                                                   or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from    N/A       to             N/A
                              --------------  ----------------------------

Commission File Number:                    333-4026
                       ---------------------------------------------------

                    First Nationwide (Parent) Holdings Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                   13-3778550
------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

  135 Main Street, San Francisco, CA                    94105
------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                                  415-904-0100
              (Registrant's telephone number, including area code)

                                      N/A

  (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 d X Yes

      No
------

     The number of shares outstanding of registrant's classes of $1.00 par value common stock, as of the close of business on November 7, 1997: 1,000 shares of common stock.

                               Page 1 of 45 pages
                           Exhibit index on page: 44

                    FIRST NATIONWIDE (PARENT) HOLDINGS INC.
                     THIRD QUARTER 1997 REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                                                                       Page No.
PART I.       FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Consolidated Statements of Financial Condition
              September 30, 1997 (unaudited) and December 31, 1996............3

              Unaudited Consolidated Statements of Operations
              Nine months ended September 30, 1997 and 1996...................4

              Unaudited Consolidated Statements of Operations
              Three Months ended September 30, 1997 and 1996..................5

              Unaudited Consolidated Statement of Stockholder's Equity
              Nine months ended September 30, 1997............................6

              Unaudited Consolidated Statements of Cash Flows
              Nine months ended September 30, 1997 and 1996...................7

              Notes to Unaudited Consolidated Financial Statements............9

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................14


PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................43

     Item 2.  Changes in Securities..........................................43

     Item 3.  Defaults Upon Senior Securities................................43

     Item 4.  Submission of Matters to a Vote of Security Holders............44

     Item 5.  Other Information..............................................44

     Item 6.  Exhibits and Reports on Form 8-K...............................44

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                 (dollars in thousands, except per share data)

                                                                                   September 30,     December 31,
                                                                                       1997             1996
                                                                                  ---------------    -------------
                      Assets                                                        (unaudited)

Cash and amounts due from banks                                                       $   282,727     $    135,534
Interest-bearing deposits in other banks                                                   36,651           20,619
Short-term investment securities                                                           61,055          113,716
                                                                                      -----------      -----------
     Cash and cash equivalents                                                            380,433          269,869

Securities available for sale, at fair value                                              964,436          542,019
Securities held to maturity                                                                58,167            4,272
Mortgage-backed securities available for sale, at fair value                            5,146,128        1,598,652
Mortgage-backed securities held to maturity                                             1,412,820        1,621,662
Loans held for sale, net                                                                1,027,893          825,316
Loans receivable, net                                                                  19,230,096       10,212,583
Investment in Federal Home Loan Bank ("FHLB") System                                      410,834          220,962
Office premises and equipment, net                                                        159,465          100,164
Foreclosed real estate, net                                                                86,635           51,987
Accrued interest receivable                                                               188,968          106,034
Intangible assets (net of accumulated amortization of
     $47,946 in 1997 and $11,141 in 1996)                                                 688,388          140,564
Mortgage servicing rights                                                                 532,023          423,692
Other assets                                                                              679,646          517,297
                                                                                      -----------      -----------
Total assets                                                                          $30,965,932      $16,635,073
                                                                                      ===========      ===========

         Liabilities, Minority Interest and Stockholder's Equity

Deposits                                                                              $16,660,626        8,501,883
Securities sold under agreements to repurchase                                          2,567,134        1,583,387
Borrowings                                                                              9,627,032        5,364,894
Other liabilities                                                                         694,404          399,446
                                                                                      -----------       ----------
         Total liabilities                                                             29,549,196       15,849,610
                                                                                      -----------       ----------

Commitments and contingencies                                                                  --               --

Minority interest                                                                       1,210,857          613,852

Stockholder's equity:
     Common stock, $1.00 par value, 1,000 shares
          authorized, issued and outstanding                                                    1                1
     Additional paid-in capital                                                                --              161
     Net unrealized holding gain on securities available for sale                          48,842           36,975
     Retained earnings (substantially restricted)                                         157,036          134,474
                                                                                      -----------      -----------
         Total stockholder's equity                                                       205,879          171,611
                                                                                      -----------      -----------
         Total liabilities, minority interest and stockholder's equity                $30,965,932      $16,635,073
                                                                                      ===========      ===========

See accompanying notes to unaudited consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)
                                 (in thousands)

                                                                                          1997              1996
                                                                                          ----              ----
Interest income:
     Loans receivable                                                                   $1,166,028          $671,099
     Mortgage-backed securities available for sale                                         216,280            88,107
     Mortgage-backed securities held to maturity                                            86,849           103,495
     Covered assets                                                                             --             1,413
     Loans held for sale                                                                    55,898            45,424
     Securities available for sale                                                          40,325            23,378
     Securities held to maturity                                                             1,672               187
     Interest-bearing deposits in other banks                                                4,839             1,310
                                                                                       -----------         ---------
         Total interest income                                                           1,571,891           934,413
                                                                                       -----------         ---------

Interest expense:
     Deposits                                                                              562,904           323,246
     Securities sold under agreements to repurchase                                        104,863            89,923
     Borrowings                                                                            447,364           226,205
                                                                                       -----------         ---------
         Total interest expense                                                          1,115,131           639,374
                                                                                       -----------         ---------
         Net interest income                                                               456,760           295,039
Provision for loan losses                                                                   59,850            29,700
                                                                                       -----------         ---------
     Net interest income after provision for loan losses                                   396,910           265,339
                                                                                       -----------         ---------

Noninterest income:
     Loan servicing fees, net                                                              109,581            92,150
     Customer banking fees and service charges                                              73,102            34,356
     Management fees                                                                         5,309             8,016
     Gain on sale of loans, net                                                             16,123            13,005
     Gain on sale of assets, net                                                            14,845            38,396
     Gain on sales of branches                                                               1,069           363,012
     Dividends on FHLB stock                                                                18,367             8,161
     Gain from termination of Assistance Agreement                                              --            25,632
     Other income                                                                           17,737            12,733
                                                                                       -----------         ---------
         Total noninterest income                                                          256,133           595,461
                                                                                       -----------         ---------

Noninterest expense:
     Compensation and employee benefits                                                    190,370           155,976
     Occupancy and equipment                                                                61,423            37,441
     Savings Association Insurance Fund ("SAIF") deposit insurance premium                   8,090            77,011
     Loan expense                                                                           51,838            20,454
     Marketing                                                                              10,378             7,697
     Professional fees                                                                      34,084            13,444
     Data processing                                                                         9,553             8,345
     Foreclosed real estate operations, net                                                (2,081)           (6,841)
     Amortization of intangible assets                                                      36,805             6,877
     Other                                                                                  79,666            59,647
                                                                                       -----------         ---------
         Total noninterest expense                                                         480,126           380,051
                                                                                       -----------         ---------

Income before income taxes, extraordinary item and minority interest                       172,917           480,749
Income tax expense (benefit)                                                                31,426           (81,448)
                                                                                       -----------         ---------
     Income before extraordinary item and minority interest                                141,491           562,197
Extraordinary item - loss on early extinguishment of debt, net                                  --            (1,586)
                                                                                       -----------         ---------
     Income before minority interest                                                       141,491           560,611
Minority interest                                                                           98,150           143,535
                                                                                       -----------         ---------
     Net income                                                                        $    43,341         $ 417,076
                                                                                       ===========         =========

See accompanying notes to unaudited consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)
                                 (in thousands)

                                                                                          1997              1996
                                                                                          ----              ----
Interest income:
     Loans receivable                                                                    $386,365           $222,438
     Mortgage-backed securities available for sale                                         81,848             28,445
     Mortgage-backed securities held to maturity                                           27,980             32,735
     Loans held for sale                                                                   18,271             15,343
     Securities available for sale                                                         15,047              8,704
     Securities held to maturity                                                              743                 70
     Interest-bearing deposits in other banks                                               1,049                402
                                                                                        ---------          ---------
         Total interest income                                                            531,303            308,137
                                                                                        ---------          ---------

Interest expense:
     Deposits                                                                             188,117            100,590
     Securities sold under agreements to repurchase                                        32,077             27,613
     Borrowings                                                                           160,074             91,250
                                                                                        ---------          ---------
         Total interest expense                                                           380,268            219,453
                                                                                        ---------          ---------
         Net interest income                                                              151,035             88,684
Provision for loan losses                                                                  19,950              9,900
                                                                                        ---------          ---------
     Net interest income after provision for loan losses                                  131,085             78,784
                                                                                        ---------          ---------

Noninterest income:
     Loan servicing fees, net                                                              34,526             31,385
     Customer banking fees and service charges                                             26,426             10,550
     Management fees                                                                        1,220              2,306
     Gain (loss) on sale of loans, net                                                      4,765              (665)
     Gain (loss) on sale of assets, net                                                    15,059               (62)
     Loss on sales of branches                                                                 --              (238)
     Dividends on FHLB stock                                                                6,392              3,470
     Gain from termination of Assistance Agreement                                             --             25,632
     Other income                                                                           6,458              3,492
                                                                                       ----------          ---------
         Total noninterest income                                                          94,846             75,870
                                                                                       ----------          ---------

Noninterest expense:
     Compensation and employee benefits                                                    62,868             45,110
     Occupancy and equipment                                                               20,579             11,863
     Savings Association Insurance Fund ("SAIF") deposit insurance premium                  2,640             65,427
     Loan expense                                                                          17,872              6,442
     Marketing                                                                              2,694              2,885
     Professional fees                                                                     11,329              3,979
     Data processing                                                                        3,371              2,520
     Foreclosed real estate operations, net                                               (1,224)            (1,931)
     Amortization of intangible assets                                                     12,210              2,673
     Other                                                                                 22,419             18,475
                                                                                        ---------          ---------
         Total noninterest expense                                                        154,758            157,443
                                                                                        ---------          ---------

Income (loss) before income taxes, extraordinary item and minority interest                71,173            (2,789)
Income tax expense                                                                         12,208                527
                                                                                        ---------          ---------
     Income (loss) before extraordinary item and  minority interest                        58,965            (3,316)
Extraordinary item - loss on early extinguishment of debt, net                                 --            (1,586)
                                                                                        ---------          --------
     Income (loss) before minority interest                                                58,965            (4,902)
Minority interest                                                                          35,250             8,802
                                                                                        ---------          ---------
     Net income (loss)                                                                  $  23,715          $(13,704)
                                                                                        =========          =========

See accompanying notes to unaudited consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)
                                 (in thousands)

                                                                          Net unrealized
                                                            Additional     holding gains                        Total
                                                Common        paid-in      on securities      Retained      stockholder's
                                                 stock       capital    available for sale    earnings         equity
                                                ------      ----------  ------------------   ---------      -------------
Balance at December 31, 1996                       $1          $161            $36,975       $134,474         $171,611
Net income                                         --            --                 --         43,341           43,341
Merger of FN Escrow                                --            --                 --           (931)            (931)
Redemption of FN Holdings Preferred
Stock                                              --            --                 --          1,191            1,191
Issuance costs of FN Holdings Preferred
Stock                                              --            --                 --           (520)            (520)
Issuance costs of REIT Preferred                   --          (200)                          (13,841)         (14,041)
Change in net unrealized holding gains on
securities available for sale                      --            --             11,867             --           11,867
Dividend to parent                                 --           (10)                --         (6,678)          (6,688)
Capital contribution                               --            49                 --             --               49
                                                   --        ------            -------       --------         --------
Balance at September 30, 1997                      $1        $   --            $48,842       $157,036         $205,879
                                                   ==        ======            =======       ========         ========



  See accompanying notes to unaudited consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)
                                 (in thousands)


                                                                                            1997             1996
                                                                                            ----             ----
Cash flows from operating activities:
Net income                                                                                 $ 43,341         $ 417,076
Adjustments to reconcile net income to net cash provided by
     operating activities:
   Amortization of intangible assets                                                         36,805             6,877
   Accretion of purchase accounting premiums and discounts, net                            (14,705)          (11,094)
   Amortization of mortgage servicing rights                                                 81,418            65,482
   Provision for loan losses                                                                 59,850            29,700
   Gain on sales of assets, net                                                             (14,845)          (38,396)
   Gain on sale of branches                                                                  (1,069)         (363,012)
   Gain on sales of foreclosed real estate, net                                             (10,302)          (10,533)
   Loss on sale of loans, net                                                                72,917            41,968
   Extraordinary loss on early extinguishment of debt, net                                       --             1,586
   Depreciation and amortization of office premises and equipment                            11,755             7,905
   Amortization of deferred debt issuance costs                                               5,472             2,067
   FHLB stock dividend                                                                      (18,367)           (8,161)
   Capitalization of originated mortgage servicing rights
      and excess servicing fees receivable                                                  (89,040)          (54,973)
   Purchases and originations of loans held for sale                                     (4,458,632)       (3,554,652)
   Proceeds from the sale of loans held for sale                                          4,205,318         4,025,868
   Decrease (increase) in other assets                                                      111,333           (55,187)
   (Increase) decrease in accrued interest receivable                                       (11,967)           16,199
   Decrease in other liabilities                                                            (68,677)          (19,301)
   Minority interest                                                                         94,277           138,934
                                                                                        -----------        ----------
      Total adjustments                                                                      (8,459)          221,277
                                                                                        ----------         ----------
      Net cash provided by operating activities                                              34,882           638,353
                                                                                        -----------        ----------



                                                                  (Continued)


            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)
                                 (in thousands)

                                                                                      1997              1996
                                                                                      ----              ----

Cash flows from investing activities:
     Acquisitions:
         Cal Fed Acquisition                                                      $  (161,196)       $       --
         SFFed Acquisition                                                                 --            (83,184)
         Home Federal Acquisition                                                          --             79,044
         Auto One Acquisition                                                          (2,845)                --
         Mortgage loan servicing rights and operations                                (34,260)           (48,305)
     Purchases of securities available for sale                                      (916,571)          (322,569)
     Proceeds from maturities of securities available for sale                        490,797            127,919
     Purchases of securities held to maturity                                         (58,833)            (9,303)
     Proceeds from maturities of securities held to maturity                            4,938              1,250
     Purchases of mortgage-backed securities available for sale                    (2,295,151)          (149,724)
     Principal payments on mortgage-backed securities available for sale              670,837            411,012
     Proceeds from sales of mortgage-backed securities available for sale              71,914                 --
     Principal payments on mortgage-backed securities held to maturity                208,467            309,296
     Proceeds from sales of loans                                                      17,909             65,393
     Net decrease in loans receivable                                                 783,684          1,261,471
     Decrease in covered assets                                                            --             39,349
     Purchases of FHLB stock, net                                                          --           (61,177)
     Purchases of office premises and equipment                                       (45,350)           (28,445)
     Proceeds from disposal of office premises and equipment                           18,095              4,097
     Proceeds from sales of foreclosed real estate                                    135,043            126,386
     Purchases of mortgage servicing rights                                           (27,507)           (49,527)
     Proceeds from sales of mortgage servicing rights                                   8,620                 --
                                                                                  -----------         ----------
         Net cash flows (used in) provided by investing activities                 (1,131,409)         1,672,983
                                                                                  -----------         ----------

Cash flows from financing activities:
     Branch Sales                                                                     (21,683)        (4,585,022)
     Net (decrease) increase in deposits                                             (803,685)           238,230
     Proceeds from additional borrowings                                           13,040,268          7,387,037
     Principal payments on borrowings                                             (12,578,053)        (5,247,157)
     Net increase in securities sold under agreements to repurchase                   684,212            341,736
     Proceeds from FN Escrow Merger                                                   605,347              4,601
     Issuance of FN Holdings Preferred Stock, net                                        (520)           144,249
     Issuance of REIT Preferred Stock, net                                            485,959                 --
     Redemption of FN Holdings/FN Escrow Preferred Stock                              (17,250)                --
     Redemption of FN Holdings Preferred Stock                                        (93,750)                --
     Dividends to Parent                                                               (6,678)          (339,014)
     Dividends paid to minority stockholders, net of taxes                            (87,115)           (31,952)
     Capital contribution                                                                  49              1,658
     Capital distribution to parent                                                       (10)          (267,055)
                                                                                  ----------         -----------
         Net cash flows provided by (used in) financing activities                  1,207,091         (2,352,689)
                                                                                  -----------        -----------

Net change in cash and cash equivalents                                               110,564            (41,353)
Cash and cash equivalents at beginning of period                                      269,869            312,571
                                                                                  -----------        -----------
Cash and cash equivalents at end of period                                        $   380,433        $   271,218
                                                                                  ===========        ===========



See accompanying notes to unaudited consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three and nine month periods in the prior year have been reclassified to conform with the current period's presentation.

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


                                                                                                        Estimated
                                                        Cal Fed                             Bank        Remaining
                                                       Carrying        Fair Value         Carrying        Lives
                                                         Value         Adjustments         Value       (in years)
                                                       ---------       -----------        --------     ----------
                                                                 (dollars in thousands)

Cash and cash equivalents                               $ 1,027,491        $      --        $ 1,027,491         --
Securities                                                    6,013               12              6,025          1
Mortgage-backed securities                                1,963,869            4,532          1,968,401        6-9
Loans receivable, net                                    10,084,170         (23,991)         10,060,179       2-12
Office premises and equipment, net                           58,900         (17,765)             41,135       3-10
Investment in FHLB System                                   166,786               --            166,786         --
Foreclosed real estate, net                                  18,482             (16)             18,466         --
Accrued interest receivable                                  71,868               --             71,868         --
Mortgage servicing rights                                     4,759           39,738             44,497        2-7
Other assets                                                 87,096          142,634            229,730        2-5
Deposits                                                (8,985,630)          (9,699)        (8,995,329)        1-8
Borrowings                                              (3,468,004)          (2,918)        (3,470,922)        1-5
Other liabilities                                         (198,454)        (188,892)          (387,346)       1-10
Preferred stock                                           (172,500)               --          (172,500)         --
                                                       ------------        ---------        ----------
                                                       $    664,846        $(56,365)            608,481
                                                       ============        ========
Purchase price                                                                                1,188,687
                                                                                            -----------
Excess cost over fair value of net                                                          $   580,206         15
                                                                                            ===========
     assets acquired



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

     Effective May 31, 1997, the Bank (through its wholly owned mortgage bank operating subsidiary, First Nationwide Mortgage Corporation ("FNMC")), acquired a residential mortgage loan servicing portfolio of approximately $3.2 billion from WMC Mortgage Corporation (the "Weyerhaeuser Purchase") for $37.1 million, of which $.7 million remains payable at September 30, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Mortgage Banking Operations."

     On September 1, 1997, the Bank acquired Auto One Acceptance Corporation and its wholly owned subsidiary Auto Depot ("Auto One") in a purchase transaction (the "Auto One Acquisition"). Auto One primarily engages in indirect sub-prime auto financing activities, providing loan processing, funding and loan servicing for over 800 franchised automobile dealers. Auto One is a licensed lender in 47 states. The company is headquartered in Dallas, Texas, and operates as a subsidiary of the Bank.

     On September 3, 1997, the Bank entered into an agreement to sell the retail deposits and all related retail banking facilities in the state of Texas (consisting of three branches) to Bank United for a premium of approximately 4.1%. As of September 30, 1997, the carrying value of such deposits was approximately $64 million. The sale is subject to regulatory approval and is expected to close in December 1997.

     On September 30, 1997, FNMC sold servicing rights for 51,626 loans with an unpaid principal balance of approximately $2.3 billion for a gain of $14.0 million (the "Servicing Sale").

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

     The following pro forma financial information combines the historical results of the Company as if the Cal Fed Acquisition and the issuances of the REIT Preferred Stock (as defined herein), the FN Holdings 10-5/8% Notes (as defined herein) and the Parent Senior Notes (as defined herein) had occurred as of the beginning of the first period presented (in thousands):

                                 Nine months ended September 30,
                                 -------------------------------
                                      1997          1996
                                     -----         ------
     Net interest income           $ 458,266      $ 523,835
     Net income                       41,812         99,640
                                   =========      =========

     The gains recognized related to the Branch Sales, net of related taxes, and certain sales of branches by Cal Fed are excluded from the above table. The pro forma information does not include the effect of the Home Federal Acquisition, the SFFed Acquisition, the LMUSA 1996 Purchase, the Weyerhaeuser Purchase, the Auto One Acquisition, the Servicing Sale, the Branch Sales or the issuance of the FN Holdings Senior Subordinated Notes (as defined herein) because such effect is not material. The pro forma results are not necessarily indicative of the results which would have actually been obtained if the Cal Fed Acquisition and the issuances of the REIT Preferred Stock, the FN Holdings 10- 5/8% Notes and the Parent Senior Notes had been consummated in the past nor do they project the results of operations in any future period.

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

(4)  Cash, Cash Equivalents, and Statement of Cash Flows

     The Company uses the indirect method to present cash flows from operating activities. Cash paid for interest for the nine months ended September 30, 1997 and 1996 was $1.0 billion and $619.5 million, respectively.

     During the nine months ended September 30, 1997, noncash activity consisted of transfers of $143.8 million from loans receivable and $1.2 million from loans held for sale (at lower of cost or market) to foreclosed real estate, the issuance of additional FN Holdings Preferred Stock through FN Holdings Preferred Stock dividends to minority shareholders of $1.9 million and the forgiveness of a $19 million loan from an affiliate of FN Holdings in exchange for the redemption of the FN Holdings/FN Escrow Preferred Stock.

     During the nine months ended September 30, 1996, noncash activity consisted of transfers from loans receivable to foreclosed real estate of $87.4 million, and the transfers of certain consumer loans from loans held for sale to loans receivable (at lower of cost or market) totalling $27.7 million.

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

     On January 31, 1997, Preferred Capital Corp. issued 20,000,000 shares of its 9-1/8% noncumulative exchangeable preferred stock (the "REIT Preferred Stock"), raising $500 million. The REIT Preferred Stock has a stated liquidation value of $25 per share, plus declared and unpaid dividends, if any. The annual cash dividends on the 20,000,000 shares of REIT Preferred Stock, assuming such dividends have been declared by the Board of Directors of Preferred Capital Corp., are expected to approximate $45.6 million per year. As long as Preferred Capital Corp. qualifies as a REIT, distributions on the REIT Preferred Stock will be a dividends paid deduction by Preferred Capital Corp. for tax purposes.

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

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. This statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, Omnibus Opinion-1966, and No. 15, Earnings per Share, and FASB Statement No. 47, Disclosure of Long-Term Obligations,
                                    Page 12

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

for entities that were subject to the requirements of those standards. This statement supersedes specific disclosure requirements of Opinions 10 and 15 and Statement 47 and consolidates them in this statement for ease of retrieval and for greater visibility to non-public entities. This statement is effective for financial statements for periods ending after December 15, 1997. It is not expected that the Company will experience any material revision in its disclosures when SFAS No. 129 is adopted.

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

OVERVIEW

     The principal business of Parent Holdings, through California Federal, consists of (i) operating retail deposit branches, (ii) originating and/or purchasing residential real estate loans and, to a lesser extent, certain commercial and consumer loans, for investment and (iii) mortgage banking activities, including originating and servicing residential real estate loans for others. Revenues are derived primarily from interest earned on loans, interest received on government and agency securities and mortgage-backed securities, gains on sales of loans and other investments and fees received in connection with loan servicing, securities brokerage and other customer service transactions. Expenses primarily consist of interest on customer deposit accounts, interest on short-term and long-term borrowings, provisions for losses, general and administrative expenses consisting of compensation and benefits, advertising and marketing, premises and equipment, loan expenses, deposit insurance assessments, data processing and other general and administrative expenses.

     Acquisitions and Sales

     On January 3, 1997, the Company consummated the Cal Fed Acquisition involving assets totalling $13.5 billion, retail deposits totalling $9.0 billion, and including 113 branches in California and six in Nevada. On May 9, 1997, the Bank consummated the sale of deposit accounts and related retail banking assets comprised of cash on hand, loans on deposits and facilities totalling $21.7 million to Humbolt Bank at a gross price representing a deposit premium of 4.5% (the "Garberville Branch Sale"), and resulting in a net gain on sale of $1.1 million. On September 1, 1997, the Bank acquired Auto One for a premium of $5 million.

     On May 31, 1997, FNMC acquired a residential loan servicing portfolio of approximately $3.2 billion for $37.1 million. On September 30, 1997, FNMC sold servicing rights for 51,626 loans with an unpaid principal balance of approximately $2.3 billion, resulting in a gain of $14.0 million.

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

     Net Income

     Parent Holdings reported net income for the nine months ended September 30, 1997 of $43.3 million compared with net income of $417.1 million for the corresponding period in 1996. Net income for the nine months ended September 30, 1997 includes a $29.0 million provision for professional fees and additional unreimbursable costs related to the foreclosure of single-family loans serviced for others and a $14.0 million pre-tax gain on the sale of servicing rights. Net income for the nine months ended September 30, 1996 includes $363.0 million in pre-tax gains on sales of branches,

$40.4 million in pre-tax gains from the sale of ACS stock, $25.6 million in pre-tax income recognized in connection with the termination of the Assistance Agreement and the recognition of a $125.0 million deferred tax benefit, partially offset by a $60.1 million charge for the Special SAIF Assessment. On a comparative basis, excluding non-recurring and expected non-recurring items, net income for the nine months ended September 30, 1997 and 1996 was $56.9 million and $71.1 million, respectively.

     Net income for the three months ended September 30, 1997 was $23.7 million compared to a loss of $13.7 million for the similar period in 1996. Net income for the three months ended September 30, 1997 includes the $14.0 million gain on sale of servicing rights, partially offset by a $10 million provision for professional fees and additional unreimbursable costs related to the foreclosure of single-family loans serviced for others. Net income for the three months ended September 30, 1996 includes the charge for the $60.1 million Special SAIF Assessment, offset in part by the income recognized in connection with the termination of the Assistance Agreement. On a comparative basis, excluding non-recurring and expected non-recurring items, net income for the three months ended September 30, 1997 and 1996 was $22.0 million and $14.8 million, respectively.

     Net interest income was $151.0 million and $456.8 million, respectively, for the three and nine months ended September 30, 1997, compared to $88.7 million and $295.0 million in the same periods in 1996. The increases in 1997 over 1996 are primarily due to the increased volumes of interest-bearing assets and liabilities acquired in the SFFed and Home Federal Acquisitions (collectively, the "1996 Acquisitions") and the Cal Fed Acquisition, partially offset by a decrease in the net interest margin during 1997 compared to 1996 due to assets from the Cal Fed Acquisition generally having a lower yield than the rest of the portfolio, the assumption of the FN Holdings 10-5/8% Notes, the issuance of $140 million of FN Holdings 9-1/8% senior subordinated notes due 2003 (the "FN Holdings Senior Subordinated Notes") on January 31, 1996 and the issuance of $455 million of the Company's 12-1/2% Senior Notes due 2003 (the "Parent Senior Notes") on April 17, 1996.

     Project 2000

     During the nine months ended September 30, 1997, the Bank has finalized its plan to address issues related to required changes in computer systems for the year 2000 ("Project 2000"). Issues arise because computer systems and related software have been designed to recognize only dates that relate to the 20th century. Accordingly, if no changes are implemented, computer systems would interpret "1/1/00" as January 1, 1900 instead of January 1, 2000. Additionally, some equipment, being controlled by microprocessor chips, may not deal appropriately with a year "00."

     The Bank has formed an internal task force to determine what changes are needed in its custom software and what changes are required to be made in software purchased from third party vendors as well as what steps will be necessary to ensure continued operations of the Bank's equipment. The Project 2000 task force is currently conducting an inventory of all computer hardware and software in use at the Bank, as well as other date-sensitive equipment such as alarm and building environmental systems, telephone systems and fax machines.

     It is expected that, by December 31, 1998, all issues related to Project 2000 will be addressed, either by programming changes to the Bank's custom software, by programming changes implemented by third party vendors to purchased systems, or through the upgrading or purchase of year 2000-compliant hardware and equipment. Extensive testing is expected to occur during 1999. Project 2000 is the highest priority project within the Information and Technology Services unit of the Bank. Management believes there is no material risk that the Bank will fail to address year 2000 issues in a timely manner. It is currently expected that costs related to Project 2000 will total approximately $14 million over the years 1997 to 1999, of which $.8 million has been incurred during the nine months ended September 30, 1997.


     Financial Condition

     During the nine months ended September 30, 1997, consolidated total assets increased $14.3 billion, to $31.0 billion, from December 31, 1996, and total liabilities increased from $15.8 billion to $29.5 billion, primarily due to the Cal Fed Acquisition and the assumption of the FN Holdings 10-5/8% Notes.

     During the nine months ended September 30, 1997, minority interest increased by $597.0 million. This increase is the result of the issuance of $500 million in REIT Preferred Stock, the assumption of the Cal Fed Preferred Stock with a liquidation value of $172.5 million as well as related accrued but unpaid dividends of $4.6 million, $1.9 million in stock dividends on the FN Holdings Preferred Stock and $13.3 million representing that portion of the results of operations and equity of FN Holdings attributable to its class B common stock which is owned by Hunter's Glen, partially offset by a $95.3 million redemption of the FN Holdings Preferred Stock.

     The Company's non-performing assets, consisting of nonaccrual loans, net of purchase accounting adjustments and specific allowances for loan losses, and foreclosed real estate, net, increased to $306 million at September 30, 1997 compared with $224 million at December 31, 1996. Approximately $92.2 million, or 30.16%, of the total non-performing assets at September 30, 1997 were acquired in the Cal Fed Acquisition. Total non-performing assets as a percentage of the Bank's total assets decreased to .99% at September 30, 1997 from 1.37% at December 31, 1996.

RESULTS OF OPERATIONS

     Nine months ended September 30, 1997 versus Nine months ended September 30, 1996

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

                                                                            Nine months ended
                                                                           September 30, 1997
                                                             ---------------------------------------------
                                                               Average                            Average
                                                               Balance          Interest           Rate
                                                             ----------         --------          -------
                                                                          (dollars in millions)

ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)        $ 1,025             $   47        6.09%
     Mortgage-backed securities available for sale                  4,292                216        6.72
     Mortgage-backed securities held to maturity                    1,517                 87
     Loans held for sale, net                                       1,051                 56        7.09
     Loans receivable, net                                         19,900              1,166        7.81
     Covered assets                                                    --                 --          --
                                                                  -------              -----        -----
         Total interest-earning assets                             27,785              1,572        7.54%
                                                                                       -----        ----
Noninterest-earning assets                                          2,882
                                                                  -------
         Total assets                                             $30,667
                                                                  =======
LIABILITIES, MINORITY INTEREST
   AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                     $16,832                563        4.47%
     Securities sold under agreements to repurchase                 2,442                105        5.66
     Borrowings (3)                                                 8,923                447        6.70
                                                                  -------              -----        ----
         Total interest-bearing liabilities                        28,197              1,115        5.29%
                                                                                       -----        ----
Noninterest-bearing liabilities                                     1,111
Minority interest                                                   1,181
Stockholder's equity                                                  178
         Total liabilities, minority interest and                 -------
         stockholder's equity                                     $30,667
                                                                  =======
Net interest income                                                                    $ 457
                                                                                       =====
Interest rate spread                                                                                2.25%
                                                                                                    ====
Net interest margin                                                                                 2.18%
                                                                                                    ====
Average equity to average assets                                                                    0.58%
                                                                                                    ====




                                                                            Nine months ended
                                                                            September 30, 1996
                                                               ------------------------------------------
                                                               Average                            Average
                                                               Balance          Interest           Rate
                                                               --------                           -------
                                                                          (dollars in millions)

ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)      $     548           $  25       6.08%
     Mortgage-backed securities available for sale                  1,723              88       6.81
     Mortgage-backed securities held to maturity                    1,804             103       7.61
     Loans held for sale, net                                         856              46       7.08
     Loans receivable, net                                         11,097             671       8.06
     Covered assets                                                    35               1       5.43
                                                                   ------           -----      -----
         Total interest-earning assets                             16,063             934       7.75%
                                                                                    -----      -----
Noninterest-earning assets                                          1,192
                                                                  -------
         Total assets                                             $17,255
                                                                  =======
LIABILITIES, MINORITY INTEREST
   AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                     $ 9,629             323       4.48%
     Securities sold under agreements to repurchase                 2,118              90       5.68
     Borrowings (3)                                                 4,354             226       6.93
                                                                  -------            ----       ----
         Total interest-bearing liabilities                        16,101             639       5.30%
                                                                                     ----       ----
Noninterest-bearing liabilities                                       357
Minority interest                                                     465
Stockholder's equity                                                  332
                                                                  -------
         Total liabilities, minority interest and
         stockholder's equity                                     $17,255
                                                                  =======
Net interest income                                                                  $295
                                                                                     ====
Interest rate spread                                                                            2.45%
                                                                                                ====
Net interest margin                                                                             2.44%
                                                                                                ====
Average equity to average assets                                                                1.92%
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


                                                                      Nine months ended September 30, 1997 vs. 1996
                                                                                Increase (Decrease) Due to
                                                                     -----------------------------------------------
                                                                     Volume              Rate              Net
                                                                     ------              ----              ---
INTEREST INCOME:                                                                     (in millions)

     Securities and interest-bearing deposits in banks                   $  22              $ --              $  22
     Mortgage-backed securities available for sale                         129                (1)               128
     Mortgage-backed securities held to maturity                           (16)               --                (16)
     Loans held for sale, net                                               10                --                 10
     Loans receivable, net                                                 515               (20)               495
     Covered assets                                                         (1)               --                 (1)
                                                                         -----              ----               ----
         Total                                                             659               (21)               638
                                                                         -----              ----               ----

INTEREST EXPENSE:

     Deposits                                                              241                (1)               240
     Securities sold under agreements to repurchase                         15                --                 15
     Borrowings                                                            228                (7)               221
                                                                          ----              ----               ----
         Total                                                             484                (8)               476
                                                                          ----              ----               ----
              Change in net interest income                               $175              $(13)              $162
                                                                          ====              =====              ====

     The volume variances in total interest income and total interest expense for the nine months ended September 30, 1997 compared to the corresponding period in 1996 are largely due to the additional $17.0 billion in interest-earning assets acquired and $16.9 billion in interest-bearing liabilities assumed in the Cal Fed Acquisition and the 1996 Acquisitions, the issuance of the $455 million Parent Senior Notes and the assumption of the FN Holdings 10-5/8% Notes. The negative total rate variance of $13 million is attributed to assets from the Cal Fed Acquisition generally having a lower yield than the rest of the portfolio, the assumption of the FN Holdings 10-5/8% Notes, the issuances of the FN Holdings Senior Subordinated Notes on January 31, 1996 and the Parent Senior Notes on April 17, 1996 and the impact of the additional wholesale borrowings used to finance the Branch Sales.

     Interest Income. Total interest income was $1.6 billion for the nine months ended September 30, 1997, an increase of $637.5 million from the nine months ended September 30, 1996. The interest-earning assets acquired in the Cal Fed Acquisition and the 1996 Acquisitions resulted in total interest-earning assets for the nine months of 1997 averaging $27.8 billion, compared to $16.1 billion for the corresponding period in 1996. The yield on total interest-earning assets during the nine months ended September 30, 1997 decreased to 7.54% compared to 7.75% for the nine months ended September 30, 1996, primarily due to assets from the Cal Fed Acquisition generally having a lower yield than the rest of the portfolio.

     Parent Holdings earned $1.2 billion of interest income on loans receivable for the nine months ended September 30, 1997, an increase of $494.9 million from the nine months ended September 30, 1996. The loans acquired in the Cal Fed Acquisition and the 1996 Acquisitions contributed most of the additional interest income in 1997 and resulted in an increase in the average balance of loans receivable to $19.9 billion for the nine months ended September 30, 1997 from $11.1 billion for the nine months ended September 30, 1996. The weighted average yield on loans receivable decreased to 7.81% for the nine months ended September 30, 1997 from 8.06% for the comparable period in 1996, due primarily to the addition of $10.1 billion in loans from the Cal Fed Acquisition generally having a lower yield than the rest of the portfolio.

     In addition, Parent Holdings earned $55.9 million of interest income on loans held for sale for the nine months ended September 30, 1997, an increase of $10.5 million from the nine months ended September 30, 1996. The average balance of loans held for sale was $1.1 billion for the nine months ended September 30, 1997, an increase of $195 million from the comparable period in 1996, due to increased originations. The weighted average yield on loans held for sale increased slightly to 7.09% for the nine months ended September 30, 1997 from 7.08% for the nine months ended September 30, 1996.

     Interest income on mortgage-backed securities available for sale was $216.3 million for the nine months ended September 30, 1997, an increase of $128.2 million from the nine months ended September 30, 1996. The average portfolio balances increased $2.6 billion, to $4.3 billion, during the nine months ended September 30, 1997 compared to the same period in 1996. The weighted average yield on these assets decreased from 6.81% for the nine months ended September 30, 1996 to 6.72% for the nine months ended September 30, 1997. The increase in the volume and decrease in the weighted average yield is primarily due to the acquisition of $2.0 billion in mortgage-backed securities from Cal Fed and the purchase of $2.3 billion in other mortgage-backed securities during the first nine months of 1997.

     Interest income on mortgage-backed securities held to maturity was $86.8 million for the nine months ended September 30, 1997, a decrease of $16.6 million from the nine months ended September 30, 1996. The average portfolio balance decreased $287 million, to $1.5 billion, during the nine months ended September 30, 1997 compared to the same period in 1996. The weighted average rate increased from 7.61% for the nine months ended September 30, 1996 to 7.63% for the nine months ended September 30, 1997, primarily due to upward rate adjustments of adjustable-rate mortgage-backed securities.

     There was no interest income from Covered Assets for the nine months ended September 30, 1997, as a result of the disposal of all remaining Covered Assets in August 1996.

     Interest income from securities and interest-bearing deposits in banks was $46.8 million for the nine months ended September 30, 1997, an increase of $22.0 million from the nine months ended September 30, 1996. The average portfolio balance increased to $1.0 billion from $548 million during the nine months ended September 30, 1997 and 1996, respectively, primarily due to the assets acquired in the Cal Fed Acquisition and purchases of short-term investment securities made by the Bank during 1997 to meet liquidity needs, as well as the issuance of the FN Holdings Preferred Stock on September 19, 1996. The weighted average yield on these assets increased to 6.09% for the nine months ended September 30, 1997 from 6.08% for the nine months ended September 30, 1996.

     Interest Expense. Total interest expense was $1.1 billion for the nine months ended September 30, 1997, an increase of $475.8 million from the nine months ended September 30, 1996. The increase is the result of additional interest-bearing liabilities assumed in the Cal Fed Acquisition and the 1996 Acquisitions, the assumption of the FN Holdings 10-5/8% Notes, the issuances of the FN Holdings Senior Subordinated notes on January 31, 1996 and the Parent Senior Notes on April 17, 1996, and incrementally higher rates paid on the additional borrowings used to replace the retail deposits sold in the Branch Sales.

     Interest expense on customer deposits, including brokered deposits, was $562.9 million for the nine months ended September 30, 1997, an increase of $239.7 million from the nine months ended September 30, 1996. The average balance of customer deposits outstanding increased from $9.6 billion to $16.8 billion for the nine months ended September 30, 1996 and 1997, respectively. The increase in the average balance is primarily due to $9.0 billion in deposits assumed in the Cal Fed Acquisition. The overall weighted average cost of deposits was 4.47% for the nine months ended September 30, 1997 and 4.48% for the nine months ended September 30, 1996.

     Interest expense on securities sold under agreements to repurchase totalled $104.9 million for the nine months ended September 30, 1997, an increase of $14.9 million from the nine months ended September 30, 1996. The average balance of such borrowings for the nine months ended September 30, 1997 and 1996 was $2.4 billion and $2.1 billion, respectively. The increase in the average balance is primarily attributed to $1.1 billion of such liabilities assumed in the Cal Fed Acquisition and the 1996 Acquisitions, partially offset by maturities and payoffs that were refinanced with FHLB advances and deposits acquired in the Cal Fed and Home Federal Acquisitions. The weighted average interest rate on these instruments decreased to 5.66% during the nine months ended September 30, 1997 from 5.68% for the nine months ended September 30, 1996, primarily due to a decrease in rates on new borrowings compared to such borrowings during 1996.
                                    Page 20

     Interest expense on borrowings totalled $447.4 million for the nine months ended September 30, 1997, an increase of $221.2 million from the nine months ended September 30, 1996. The increase is attributed to the net effect of an increase for borrowings assumed in the Cal Fed Acquisition and the 1996 Acquisitions, the assumption of the FN Holdings 10-5/8% Notes, the issuances of the FN Holdings Senior Subordinated Notes and the Parent Senior Notes, and additional borrowings to replace deposits sold in the Branch Sales, partially offset by the impact of a slight decrease in the rates paid on such borrowings. The average balance outstanding for the nine months ended September 30, 1997 and 1996 was $8.9 billion and $4.4 billion, respectively. The weighted average interest rate on these instruments decreased to 6.70% during the nine months ended September 30, 1997 from 6.93% for the nine months ended September 30, 1996, primarily due to the shorter average maturity of the portfolio at September 30, 1997 compared to September 30, 1996, partially offset by the higher rates paid on the Parent Senior Notes, the FN Holdings Senior Subordinated Notes and the FN Holdings 10-5/8% Notes.

     Net Interest Income. Net interest income was $456.8 million for the nine months ended September 30, 1997, an increase of $161.7 million from the nine months ended September 30, 1996. The interest rate spread decreased to 2.25% for the nine months ended September 30, 1997 from 2.45% for the nine months ended September 30, 1996.

     Noninterest Income. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, management fees and gains on the Branch Sales and on sales of loans and loan servicing, was $256.1 million for the nine months ended September 30, 1997, a decrease of $339.3 million from the nine months ended September 30, 1996. Income for the nine months ended September 30, 1997 includes a $14.0 million gain from the Servicing Sale. The activities in 1996 include (i) gains on sales of branches of $363.0 million, (ii) gain from the sale of ACS stock of $40.4 million, (iii) income recognized in connection with the termination of the Assistance Agreement of $25.6 million, and (iv) gain from the sale of consumer loans of $7.5 million.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $109.6 million for the nine months ended September 30, 1997, compared to $92.2 million for the nine months ended September 30, 1996. This increase is primarily due to the addition of the mortgage servicing portfolios acquired in the Cal Fed Acquisition, the 1996 Acquisitions, the LMUSA 1996 Purchase and the Weyerhaeuser Purchase, as well as servicing rights originated through the increased origination capacity provided by the Cal Fed Acquisition, partially offset by portfolio paydowns. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $42.7 billion at September 30, 1996 to $49.8 billion at September 30, 1997. During the nine months ended September 30, 1997, the Company sold $4.2 billion in single-family mortgage loans originated for sale as part of its ongoing mortgage banking operations compared to $3.7 billion of such sales for the corresponding period in 1996.

     Customer banking fees and service charges related to retail banking operations, consisting of depositor fees for transaction accounts, overdrafts, and miscellaneous other fees, were $73.1 million for the nine months ended September 30, 1997, compared to $34.4 million for the nine months ended September 30, 1996. The increase is primarily attributed to the impact of increased revenues from the retail banking operations acquired in the Cal Fed Acquisition and the 1996 Acquisitions, partially offset by the impact of the Branch Sales.

     Management fees totalled $5.3 million for the nine months ended September 30, 1997, compared to $8.0 million for the nine months ended September 30, 1996. The decrease is attributed principally to the reduced number of commercial real estate assets under management for others as a result of an increase in dispositions of assets and contracts which have expired.

     Gain on sales of loans was $16.1 million for the nine months ended September 30, 1997, compared to a gain of $13.0 million for the nine months ended September 30, 1996. The increase is primarily attributed to early pay-offs of commercial loans with unamortized discounts, partially offset by a $7.5 million gain from the sale of $298.0 million of consumer loans during the first quarter of 1996.

     Gain on sales of assets was $14.8 million for the nine months ended September 30, 1997 compared to a gain of $38.4 million for the nine months ended September 30, 1996. The gain in 1996 is primarily the result of a $40.4 million gain from the sale of ACS stock, partially offset by a permanent impairment in the mortgage-backed securities available- for-sale portfolio. The gain in 1997 is primarily attributed to a $14.0 million gain related to the Servicing Sale.

     Gain on sale of branches was $1.1 million for the nine months ended September 30, 1997, primarily attributed to the Garberville Branch Sale. For information on the 1996 gain on Branch Sales, see Note 2 to the Company's 1996 consolidated financial statements on Form 10-K.

     Dividends on FHLB stock were $18.4 million for the nine months ended September 30, 1997, an increase of $10.2 million from the nine months ended September 30, 1996, representing an increase in the amount of such stock owned by the Company, primarily as a result of the Cal Fed Acquisition.

     Gain from the termination of the Assistance Agreement was $25.6 million for the nine months ended September 30, 1996.

     Other noninterest income was $17.7 million for the nine months ended September 30, 1997, an increase of $5.0 million from the nine months ended September 30, 1996. The increase is primarily attributed to a settlement received related to the condemnation of a building, an increase in disbursement float interest income and the recognition of a previously deferred gain on sale of certain retail operations, partially offset by a favorable outcome of an arbitration hearing during the nine months ended September 30, 1996.

     Noninterest Expense. Total noninterest expense was $480.1 million for the nine months ended September 30, 1997, an increase of $100.1 million from the nine months ended September 30, 1996. The increase is principally due to the growth of the Company through the Cal Fed Acquisition and the 1996 Acquisitions and a $29.0 million provision recorded in 1997 for professional fees and unreimbursable costs related to the foreclosure of single-family loans serviced for others, partially offset by a $60.1 million charge recorded in 1996 for the Special SAIF Assessment.

     Total compensation and employee benefits expense was $190.4 million for the nine months ended September 30, 1997, an increase of $34.4 million from the nine months ended September 30, 1996. The increase in expense is primarily attributed to 1,753 additional employees of the Bank at September 30, 1997 compared to September 30, 1996, as a result of the Cal Fed Acquisition, partially offset by a reduction in expense from September 30, 1996 to September 30, 1997 of $27.7 million related to a management incentive plan ("Incentive Plan") between FN Holdings and certain executive officers of the Bank. Parent Holdings has no employees of its own.

     Occupancy and equipment expense was $61.4 million for the nine months ended September 30, 1997, an increase of $24.0 million from the nine months ended September 30, 1996, attributed primarily to the Cal Fed Acquisition and the 1996 Acquisitions, partially offset by operations sold in the Branch Sales.

     SAIF deposit insurance premiums decreased $68.9 million, to $8.1 million, for the nine months ended September 30, 1997 compared to the same period in 1996, due to a decrease in the quarterly assessment rate from 5.75 cents to
1.58 cents per $100 of deposits, partially offset by an increase in the deposit assessment base as a result of the net impact of the Cal Fed Acquisition, the 1996 Acquisitions and the Branch Sales. In addition, the nine months ended September 30, 1996 includes a $60.1 million charge for the Special SAIF Assessment.

     Loan expense was $51.8 million for the nine months ended September 30, 1997, an increase of $31.4 million from the nine months ended September 30, 1996. The increase includes a $25.0 million provision for unreimbursable costs related to the foreclosure of single family loans serviced for others. The increase is also attributed to additional expenses associated with the higher volume of loans serviced, and higher outside appraisal fees, inspection fees and provision for loss on FHA and VA loans serviced.

     Marketing expense was $10.4 million for the nine months ended September 30, 1997, an increase of $2.7 million from the nine months ended September 30, 1996, attributed primarily to the Cal Fed Acquisition and the 1996 Acquisitions, partially offset by reduced nationwide marketing efforts as a result of the Branch Sales.

     Professional fees increased $20.6 million, to $34.1 million, for the nine months ended September 30, 1997 compared to the same period in 1996. This increase includes additional legal, consulting and audit expenses related to the Cal Fed Acquisition and the 1996 Acquisitions, as well as $4.0 million in higher fees paid to professional firms in connection with the foreclosure of loans serviced for others.

     Foreclosed real estate operations, including gains on sales, resulted in a net gain of $2.1 million for the nine months ended September 30, 1997 compared to a net gain of $6.8 million for the same period in 1996. The change is primarily attributed to an increase in write-downs of residential and commercial foreclosed real estate.

     Amortization of intangible assets increased to $36.8 million for the nine months ended September 30, 1997 from $6.9 million for the corresponding period in 1996, primarily due to amortization of additional intangible assets recorded in connection with the Cal Fed Acquisition and the 1996 Acquisitions.

     Other noninterest expense was $79.7 million for the nine months ended September 30, 1997, an increase of $20.0 million from the nine months ended September 30, 1996, primarily due to amortization of deferred issuance costs related the FN Holdings 10-5/8% Notes and an increase in provisions for retail branch and subservicing losses, telecommunications, postage, office supplies, insurance, OTS assessments and travel expenses, all of which are attributed primarily to the Cal Fed Acquisition and the 1996 Acquisitions.

     Provision for Income Tax. During the nine months ended September 30, 1997 and 1996, Parent Holdings recorded income tax expense of $31.4 million and income tax benefit of $81.4 million, respectively. Parent Holdings' effective Federal tax rate was 2% and (24)% during the nine months ended September 30, 1997 and 1996, respectively, while its statutory Federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of the utilization of net operating loss carryforwards for both periods and the recognition of a $125.0 million deferred tax benefit in the second quarter of 1996. Parent Holdings' effective state tax rate, before extraordinary item, increased to 16% from 7% during the nine months ended September 30, 1997 compared to the same period in 1996, primarily as a result of the Company's increased presence in California where the state tax rate is generally higher than in other states and nondeductible goodwill amortization from the Cal Fed Acquisition and the 1996 Acquisitions.

     Extraordinary Item. During the nine months ended September 30, 1996, the Bank repurchased $44 million aggregate principal amount of the $50 million in Senior Notes assumed in the SFFed Acquisition, resulting in a loss of $1.6 million, net of income taxes.

     Minority Interest. Minority interest in income includes dividends on the preferred stock of the Bank, the FN Holdings Preferred Stock and the REIT Preferred Stock totalling $39.5 million, $11.0 million and the $30.5 million, respectively during the nine months ended September 30, 1997. Minority interest relative to the REIT Preferred Stock is reflected on the consolidated statement of operations net of the income tax benefit of $3.9 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest in income includes $21.0 million representing that portion of FN Holdings' income attributable to its class B common stock which is owned by Hunter's Glen.

     During the nine months ended September 30, 1996, minority interest in income included $34.6 million in dividends on the Preferred Stock of the Bank, $.1 million in dividends on the FN Holdings Preferred Stock and $108.8 million representing the portion of FN Holdings' income attributable to its class B common stock which is owned by Hunter's Glen.

     Three Months ended September 30, 1997 versus Three Months ended September 30, 1996

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

                                                                           Three months ended
                                                                           September 30, 1997
                                                               -------------------------------------------
                                                               Average                            Average
                                                               Balance          Interest           Rate
                                                               -------          --------          -------
                                                                          (dollars in millions)
ASSETS


Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)      $ 1,068             $  17           6.31%
     Mortgage-backed securities available for sale                4,970                82           6.59
     Mortgage-backed securities held to maturity                  1,452                28           7.71
     Loans held for sale, net                                     1,021                18           7.16
     Loans receivable, net                                       19,704               386           7.84
                                                                -------             -----           ----
         Total interest-earning assets                           28,215               531           7.53%
                                                                                    -----           ----
Noninterest-earning assets                                        2,740
                                                                -------
         Total assets                                           $30,955

LIABILITIES, MINORITY INTEREST
     AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                   $16,806               188           4.44%
     Securities sold under agreements to repurchase               2,233                32           5.62
     Borrowings (3)                                               9,589               160           6.62
                                                                -------             -----           ----
         Total interest-bearing liabilities                      28,628               380           5.27%
                                                                                    -----           ----
Noninterest-bearing liabilities                                     929
Minority interest                                                 1,204
Stockholder's equity                                                194
         Total liabilities, minority interest and               -------
               stockholder's equity                             $30,955
                                                                =======
Net interest income                                                                  $151
                                                                                     ====
Interest rate spread                                                                                2.26%
                                                                                                    ====
Net interest margin                                                                                 2.19%
                                                                                                    ====
Average equity to average assets                                                                    0.63%
                                                                                                    ====



                                                                           Three months ended
                                                                           September 30, 1996
                                                               -------------------------------------------
                                                               Average                            Average
                                                               Balance          Interest           Rate
                                                               -------------------------------------------
                                                                          (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)         $   591            $  9           6.09%
     Mortgage-backed securities available for sale                   1,662              29           6.74
     Mortgage-backed securities held to maturity                     1,735              33           7.61
     Loans held for sale, net                                          849              15           7.23
     Loans receivable, net                                          11,105             222           8.01
     Covered assets                                                     26              --             --
                                                                   -------            ----           ----
         Total interest-earning assets                              15,968             308           7.72%
                                                                                      ----           ----
Noninterest-earning assets                                           1,282
                                                                   -------
         Total assets                                              $17,250

LIABILITIES, MINORITY INTEREST
     AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
     Deposits                                                      $ 9,001             101           4.46%
     Securities sold under agreements to repurchase                  1,908              28           5.84
     Borrowings (3)                                                  5,254              90           6.89
                                                                   -------            ----           ----
         Total interest-bearing liabilities                         16,163             219           5.39%
                                                                                      ----           ----
Noninterest-bearing liabilities                                        386
Minority interest                                                      538
Stockholder's equity                                                   163
         Total liabilities, minority interest                      -------
             and stockholder's equity                              $17,250
                                                                   =======
Net interest income                                                                   $ 89
                                                                                      ====
Interest rate spread                                                                                 2.33%
                                                                                                     ====
Net interest margin                                                                                  2.26%
                                                                                                     ====
Average equity to average assets                                                                     0.94%
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


                                                                  Three months ended September 30, 1997 vs. 1996
                                                                            Increase (Decrease) Due to
                                                                    --------------------------------------------
                                                                     Volume            Rate                Net
                                                                    --------           -----               ---
INTEREST INCOME:                                                                  (in millions)


     Securities and interest-bearing deposits in banks                $   8               $  --                $   8
     Mortgage-backed securities available for sale                       54                  (1)                  53
     Mortgage-backed securities held to maturity                         (5)                 --                   (5)
     Loans held for sale                                                  3                  --                    3
     Loans receivable, net                                              169                  (5)                 164
                                                                       ----                ----                 ----
         Total                                                          229                  (6)                 223
                                                                       ----                ----                 ----

INTEREST EXPENSE:

     Deposits                                                            88                  (1)                  87
     Securities sold under agreements to repurchase                       5                  (1)                   4
     Borrowings                                                          73                  (3)                  70
                                                                      -----                ----                 ----
         Total                                                          166                  (5)                 161
                                                                       ----                ----                 ----
              Change in net interest income                            $ 63                $ (1)                $ 62
                                                                       ====                ====                 ====


     The volume variances in total interest income and total interest expense from the three months ended September 30, 1997 to the corresponding period in 1996 are largely due to the additional $13.1 billion in interest-earning assets acquired and $12.5 billion in interest-bearing liabilities assumed in the Cal Fed Acquisition, as well as the assumption of the FN Holdings 10-5/8% Notes. The negative total rate variance of $1 million is primarily attributed to assets from the Cal Fed Acquisition generally having a lower yield than the rest of the portfolio and the assumption of the FN Holdings 10-5/8% Notes.

     Interest Income. Total interest income was $531.3 million for the three months ended September 30, 1997, an increase of $223.2 million from the three months ended September 30, 1996. The interest-earning assets acquired in the Cal Fed Acquisition primarily resulted in total interest-earning assets for the three months ended September 30, 1997 averaging $28.2 billion, compared to $16.0 billion for the corresponding period in 1996. The yield on total interest-earning assets during the three months ended September 30, 1997 decreased to 7.53% compared to 7.72% for the three months ended September 30, 1996, primarily due to assets from the Cal Fed Acquisition generally having a lower yield than the rest of the portfolio.

     Parent Holdings earned $386.4 million of interest income on loans receivable for the three months ended September 30, 1997, an increase of $163.9 million from the three months ended September 30, 1996. The loans acquired in the Cal Fed Acquisition contributed most of the additional interest income in 1997 and resulted in an increase in the average balance of loans receivable to $19.7 billion for the three months ended September 30, 1997 from $11.1 billion for the three months ended September 30, 1996. The weighted average yield on loans receivable decreased to 7.84% for the three months ended September 30, 1997 from 8.01% for the comparable period in 1996, due primarily to the addition of $10.1 billion in loans from the Cal Fed Acquisition generally having a lower yield than the rest of the portfolio.

     Parent Holdings earned $18.3 million of interest income on loans held for sale for the three months ended September 30, 1997, an increase of $2.9 million from the three months ended September 30, 1996. The average balance of loans held for sale was $1.0 billion for the three months ended September 30, 1997, an increase of $172 million from the comparable period in 1996, due to increased originations. The weighted average yield on loans held for sale decreased to 7.16% for the three months ended September 30, 1997 from 7.23% for the three months ended September 30, 1996 primarily due to a decrease in rates on fixed-rate mortgages and a higher comparative percentage of fixed rate loans in the portfolio in 1997 compared to 1996.

     Interest income on mortgage-backed securities available for sale was $81.8 million for the three months ended September 30, 1997, an increase of $53.4 million from the three months ended September 30, 1996. The average portfolio balances increased $3.3 billion, to $5.0 billion, during the three months ended September 30, 1997 compared to the same period in 1996. The weighted average yield on these assets decreased from 6.74% for the three months ended September 30, 1996 to 6.59% for the three months ended September 30, 1997. The increase in the volume and decrease in the weighted average yield is primarily due to the acquisition of $2.0 billion in mortgage-backed securities from Cal Fed and the purchase of $.5 billion in other mortgage-backed securities during the three months ended September 30, 1997.

     Interest income on mortgage-backed securities held to maturity was $28.0 million for the three months ended September 30, 1997, a decrease of $4.8 million from the three months ended September 30, 1996. The average portfolio balance decreased $283 million, to $1.5 billion, during the three months ended September 30, 1997 compared to the same period in 1996. The weighted average rate increased from 7.61% for the three months ended September 30, 1996 to 7.71% for the three months ended September 30, 1997, primarily due to upward rate adjustments of adjustable-rate mortgage-backed securities.

     Interest income from securities and interest-bearing deposits in banks was $16.8 million for the three months ended September 30, 1997, an increase of $7.7 million from the three months ended September 30, 1996. The average portfolio balance increased to $1.1 billion from $591 million during the three months ended September 30, 1997 and 1996, respectively, primarily due to the assets acquired in the Cal Fed Acquisition and purchases made by the Bank during 1997 to meet liquidity needs. The weighted average yield on these assets increased to 6.31% for the three months ended September 30, 1997 from 6.09% for the three months ended September 30, 1996.

     Interest Expense. Total interest expense was $380.3 million for the three months ended September 30, 1997, an increase of $160.8 million from the three months ended September 30, 1996. The increase is primarily the result of additional interest-bearing liabilities assumed in the Cal Fed Acquisition and the assumption of the FN Holdings 10-5/8% Notes.

     Interest expense on deposits was $188.1 million for the three months ended September 30, 1997, an increase of $87.5 million from the three months ended September 30, 1996. The average balance of customer deposits outstanding increased from $9.0 billion to $16.8 billion for the three months ended September 30, 1996 and 1997, respectively. The increase in the average balance is primarily due to $9.0 billion in deposits assumed in the Cal Fed Acquisition. The overall weighted average cost of deposits decreased to 4.44% for the three months ended September 30, 1997 from 4.46% for the three months ended September 30, 1996.

     Interest expense on securities sold under agreements to repurchase totalled $32.1 million for the three months ended September 30, 1997, an increase of $4.5 million from the three months ended September 30, 1996. The average balance of such borrowings for the three months ended September 30, 1997 and 1996 was $2.2 billion and $1.9 billion, respectively. The increase in the average balance is primarily attributed to liabilities assumed in the Cal Fed Acquisition, partially offset by maturities and payoffs that were refinanced with FHLB advances. The weighted average interest rate on these instruments decreased to 5.62% during the three months ended September 30, 1997 from 5.84% for the three months ended September 30, 1996, primarily due to a decrease in rates on new borrowings compared to such borrowings during 1996.

     Interest expense on borrowings totalled $160.1 million for the three months ended September 30, 1997, an increase of $68.8 million from the three months ended September 30, 1996. The increase is primarily attributed to borrowings assumed in the Cal Fed Acquisition and the 1996 Acquisitions and the assumption of the FN Holdings 10-5/8% Notes, partially offset by the impact of decreases in the rates paid on such borrowings. The average balance outstanding for the three months ended September 30, 1997 and 1996 was $9.6 billion and $5.3 billion, respectively. The weighted average interest rate on these instruments decreased to 6.62% during the three months ended September 30, 1997 from 6.89% for the three months ended September 30, 1996, primarily due to the shorter average maturity of the portfolio at September 30, 1997 compared to September 30, 1996.
                                    Page 27

     Net Interest Income. Net interest income was $151.0 million for the three months ended September 30, 1997, an increase of $62.4 million from the three months ended September 30, 1996. The interest rate spread decreased to 2.26% for the three months ended September 30, 1997 from 2.33% for the three months ended September 30, 1996.

     Noninterest Income. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, management fees and gains on the Branch Sales and on sales of loans and loan servicing, was $94.8 million for the three months ended September 30, 1997, an increase of $19.0 million from the three months ended September 30, 1996. The three months ended September 30, 1997 includes a nonrecurring gain of $14.0 million from the Servicing Sale and additional income due to the growth of the Company through the Cal Fed Acquisition. The three months ended September 30, 1996 includes a nonrecurring gain of $25.6 million recognized in connection with the termination of the Assistance Agreement.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $34.5 million for the three months ended September 30, 1997, compared to $31.4 million for the three months ended September 30, 1996. This increase is due to the addition of the mortgage servicing portfolios acquired in the Cal Fed Acquisition and the Weyerhaeuser Purchase, as well as servicing rights originated through the increased origination capacity provided by the Cal Fed Acquisition, partially offset by portfolio paydowns. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $42.7 billion at September 30, 1996 to $49.8 billion at September 30, 1997. During the three months ended September 30, 1997, the Company sold $1.2 billion in single-family mortgage loans originated for sale as part of its ongoing mortgage banking operations compared to $1.5 billion of such sales for the corresponding period in 1996.

     Customer banking fees and service charges related to retail banking operations, consisting of depositor fees for transaction accounts, overdrafts, and miscellaneous other fees, were $26.4 million for the three months ended September 30, 1997, compared to $10.6 million for the three months ended September 30, 1996. The increase is primarily attributed to the impact of increased revenues from the retail banking operations acquired in the Cal Fed Acquisition.

     Management fees totalled $1.2 million for the three months ended September 30, 1997, compared to $2.3 million for the three months ended September 30, 1996. The decrease is attributed principally to the reduced number of assets under management as a result of an increase in dispositions of assets being managed and contracts with third parties which have expired.

     Gain on sales of loans was $4.8 million for the three months ended September 30, 1997, compared to a loss of $.7 million for the three months ended September 30, 1996. The increase is primarily attributed to early pay-offs of commercial loans with unamortized discounts in 1997.

     Gain on sales of assets was $15.1 million for the three months ended September 30, 1997 compared to a loss of $.1 million for the three months ended September 30, 1996. The 1997 gain is primarily the result of a $14.0 million gain related to the Servicing Sale.

     There were no branch sales during the three months ended September 30, 1997.

     Dividends on FHLB stock were $6.4 million for the three months ended September 30, 1997, an increase of $2.9 million from the three months ended September 30, 1996 representing an increase in the amount of such stock owned by the Company, primarily as a result of the Cal Fed Acquisition.

     Gain from the termination of the Assistance Agreement was $25.6 million during the three months ended September 30, 1996.

     Other noninterest income was $6.5 million for the three months ended September 30, 1997, an increase of $3.0 million from the three months ended September 30, 1996. The increase is primarily attributed to a settlement received related to the condemnation of a building and an increase in disbursement float interest income.

     Noninterest Expense. Total noninterest expense was $154.8 million for the three months ended September 30, 1997, a decrease of $2.7 million from the three months ended September 30, 1996. The decrease is principally due to a $60.1 million accrual for the Special SAIF Assessment during the third quarter of 1996, partially offset by additional expenses during the third quarter of 1997 due to the growth of the Company through the Cal Fed Acquisition and a $10.0 million provision for professional fees and unreimbursable costs related to the foreclosure of single-family loans serviced for others.

     Total compensation and employee benefits expense was $62.9 million for the three months ended September 30, 1997, an increase of $17.8 million from the three months ended September 30, 1996. The increase in expense is primarily attributed to the salaries and benefits associated with 1,753 additional employees of the Bank at September 30, 1997 compared to September 30, 1996, primarily as a result of the Cal Fed Acquisition, partially offset by a reduction in expense from September 30, 1996 to September 30, 1997 of $1.1 million related to the Incentive Plan between FN Holdings and certain executive officers of the Bank. Parent Holdings has no employees of its own.

     Occupancy and equipment expense was $20.6 million for the three months ended September 30, 1997, an increase of $8.7 million from the three months ended September 30, 1996, attributed primarily to the Cal Fed Acquisition.

     SAIF deposit insurance premiums decreased from $65.4 million to $2.6 million for the three months ended September 30, 1996 and 1997, respectively, due to a reduction in the quarterly assessment rate from 5.75 cents to 1.58 cents per $100 of deposits, partially offset by an increase in deposits as a result of the Cal Fed Acquisition. In addition, 1996 includes a $60.1 million charge for the Special SAIF Assessment.

     Loan expense was $17.9 million for the three months ended September 30, 1997, an increase of $11.4 million from the three months ended September 30, 1996. The increase includes an $8.9 million provision for unreimbursable costs related to the foreclosure of single-family loans serviced for others. The increase is also attributed to additional expenses associated with the higher volume of loans serviced and higher outside appraisal fees, inspection fees and provision for loss on FHA and VA loans serviced.

     Professional fees increased $7.4 million, to $11.3 million, for the three months ended September 30, 1997, compared to the same period in 1996. This increase includes additional legal, consulting and audit expenses related to the Cal Fed Acquisition, as well as $1.1 million in higher fees paid to professional firms in connection with the foreclosure of loans serviced for others.

     Foreclosed real estate operations, including gains on sales, resulted in a net gain of $1.2 million for the three months ended September 30, 1997 compared to a net gain of $1.9 million for the same period in 1996. The change is primarily attributed to an increase in write-downs of residential and commercial foreclosed real estate.

     Amortization of intangible assets increased to $12.2 million for the three months ended September 30, 1997 from $2.7 million for the corresponding period in 1996, primarily due to the amortization of intangible assets recorded in connection with the Cal Fed Acquisition.

     Other noninterest expense was $22.4 million for the three months ended September 30, 1997, an increase of $3.9 million from the three months ended September 30, 1996, due to increased telecommunications, postage, office supplies, insurance, OTS assessments and travel expenses, all of which are attributed primarily to the Cal Fed Acquisition.

     Provision for Income Tax. During the three months ended September 30, 1997 and 1996, Parent Holdings recorded income tax expense of $12.2 million and $.5 million, respectively. Parent Holdings' effective Federal tax rate, before extraordinary item, was 2% and 17% during the three months ended September 30, 1997 and 1996, respectively, while its statutory Federal tax rate was 35% during both periods. The difference between the effective and statutory rate was primarily the result of the utilization of net operating loss carryforwards for both periods and amortization of non-tax deductible intangible assets. Parent Holdings' effective state tax rate, before extraordinary item, increased to 15% from (36)% during the three months ended September 30, 1997 compared to the same period in 1996.

     Extraordinary Item. During the three months ended September 30, 1996, the Bank repurchased $44 million aggregate principal amount of the $50 million in Senior Notes assumed in the SFFed Acquisition, resulting in a loss of $1.6 million, net of income taxes.

     Minority Interest. Minority interest in income includes dividends on the preferred stock of the Bank, the FN Holdings Preferred Stock and the REIT Preferred Stock totalling $13.2 million, $2.8 million and $11.4 million, respectively, during the three months ended September 30, 1997. Minority interest relative to the REIT Preferred Stock is reflected on the consolidated statement of operations net of the income tax benefit of $1.5 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest in income also includes $9.3 million representing that portion of FN Holdings' income attributable to its class B common stock which is owned by Hunter's Glen.

     During the three months ended September 30, 1996, minority interest in income included $8.6 million in dividends on the Preferred Stock of the Bank and $.2 million representing that portion of FN Holdings' income attributable to its class B common stock which is owned by Hunter's Glen.


PROVISION FOR LOAN LOSSES

     The adequacy of the allowance for loan losses is periodically evaluated by management in order to maintain the allowance at a level that is sufficient to absorb expected loan losses. The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The Company established provisions for loan losses of $59.9 million and $29.7 million during the nine months ended September 30, 1997 and 1996, respectively. The increase in the provision for loan losses during the nine months ended September 30, 1997 compared to the same period in 1996 is primarily due to the increase in the loan portfolio as a result of the Cal Fed Acquisition. The allowance for loan losses is increased by provisions for loan losses and allowances on acquired loans, while it is decreased by charge-offs (net of recoveries).

     Activity in the allowance for loan losses during the nine months ended September 30, 1997 and 1996 is as follows (in thousands):

                                                1997                1996
                                                ----                ----

Balance - January 1                           $246,556             $210,484
   Purchase - 1996 Acquisitions                     --               44,793
   Purchase - Cal Fed Acquisition              143,820                   --
   Allowance on acquired loans                   1,596                   --
   Provision for loan losses                    59,850               29,700
   Charge-offs                                (43,283)             (43,897)
   Recoveries                                    2,028                2,570
                                              --------             --------
Balance - September 30                        $410,567             $243,650
                                              ========             ========


     The ultimate collectibility of the loans is susceptible to changes in the economic conditions in the region. A significant portion of the Company's loans are secured by real estate located in Southern California where real estate prices, although improved during the past year, have not increased as rapidly as real estate prices in the Company's other primary lending areas. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on past loan loss experience, known and inherent risks in the portfolio, potential adverse situations that may affect the borrower's ability to repay, the estimated value of underlying collateral, and current and prospective economic conditions.

     Although management believes that the allowance for loan losses is adequate for its current portfolios, it will continue to review its loan portfolio to determine the extent to which any changes in economic conditions or loss experience may require additional provisions in the future.

ASSET AND LIABILITY MANAGEMENT

     Bank and thrift institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, consisting principally of deposits, securities sold under agreements to repurchase and FHLB advances, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets. The process of planning and controlling asset and liability mixes, volumes and maturities to influence the net interest spread is referred to as asset and liability management. The objective of the Company's asset and liability management is to maximize its net interest income over changing interest rate cycles within the constraints imposed by prudent lending and investing practices, liquidity needs and capital planning.

     The Company actively pursues investment and funding strategies intended to minimize the sensitivity of its earnings to interest rate fluctuations while maintaining the flexibility required to execute its business strategies. The Company measures the interest rate sensitivity of the balance sheet through gap and duration analysis, as well as net interest income and market value simulation, and, after taking into consideration both the variability of rates and the maturities of various instruments, evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-bearing assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, the Company has continued its emphasis on the origination of adjustable rate mortgage ("ARM") products for its portfolio. Where possible, the Company seeks to purchase assets or originate real estate loans that reprice frequently and that on the whole adjust in accordance with the repricing of its liabilities. At September 30, 1997, approximately 92.0% of the Company's real estate loan portfolio consisted of ARMs.

     ARMs have from time to time been offered with low initial interest rates as marketing inducements. In addition, many ARMs are also subject to periodic interest rate adjustment caps or floors. In a period of rising interest rates, ARMs could reach a periodic adjustment cap while still at a rate significantly below their contractual margin over existing market rates. Since repricing liabilities are typically not subject to such interest rate adjustment constraints, the Company's net interest margin would most likely be negatively impacted in this situation. Certain ARMs now offered by the Company have a fixed monthly payment for a given period, with any changes as a result of market interest rates reflected in the unpaid principal balance through negative amortization. From the lender's perspective, these loans respond most quickly to rate changes because interest accruals immediately reflect the loans as though they were fully indexed.

     In connection with the FN Acquisition and the Cal Fed Acquisition, the Company acquired the rights and assumed the obligations under certain interest rate swap agreements. The swaps provide a means of hedging the interest rate exposure relative to the Company's FHLB advances. Under the terms of these agreements, the Company pays the variable rate based on LIBOR and receives fixed rates or a variable rate based on the yield of discount notes issued by the FHLB System. During the nine months ended September 30, 1997, the Company's net interest income increased by $3.2 million as a result of these interest rate swap agreements, largely due to a decrease in the variable rate paid due to changing market interest rates, net of the fixed rate payments received and the amortization of the premium assigned to these agreements at the time of acquisition. Gains and losses on early termination of these agreements would be included in the carrying amount of the FHLB advances and amortized over the remaining terms of such advances. The requirements that must be satisfied in order to account for the swap agreements in this manner are as follows: (1) the FHLB advances must expose the Company to interest rate risk, and (2) at the inception of the hedge and throughout the hedge period, high correlation of changes in the market value of the swaps and the fair value of the FHLB advances shall be probable so that the results of the swaps will substantially offset the effects of interest rate changes on the FHLB advances. If these requirements are not met, the swaps would be considered speculative and marked to market with changes in market value reflected in noninterest income. For additional information, see Note 22 to the Company's 1996 consolidated financial statements on Form 10-K.

     One of the most important sources of a financial institution's net income is net interest income, which is the difference between the combined interest earned on interest-earning assets and the combined interest paid on interest-bearing liabilities. Net interest income is also dependent on the relative balances of interest-earning assets and interest-bearing liabilities.

     A traditional measure of interest rate risk within the savings industry is the interest rate sensitivity gap, which is the sum of all interest-earning assets minus the sum of all interest-bearing liabilities to be repriced within given periods.
                                    Page 31

A gap is considered positive when the interest rate sensitive assets exceed interest rate sensitive liabilities, while the opposite results in a negative gap. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, and a positive gap would tend to result in an increase in net interest income, while the opposite would tend to occur in a period of falling rates.

     The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities), and the impact of interest rate swap agreements as of September 30, 1997. Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations such as caps on the amount that interest rates and payments on its loans may adjust and, accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the Company's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at September 30, 1997 is as follows:



                                                                       Maturity/Rate Sensitivity
                                                       -------------------------------------------------------------
                                                       Within         1-5        Over 5     Noninterest
                                                       1 Year        Years        Years       Bearing       Total
                                                       -------       -----        -----       --------      ------
                                                                        (dollars in millions)

INTEREST-EARNING ASSETS:

Securities held to maturity, interest-bearing
     deposits in other banks and short-term
     investment securities(1)(2)                          $   156       $   --      $     --       $   --    $     156
Securities available for sale (3)                             266          698            --           --          964
Mortgage-backed securities
     available for sale (3)                                 4,844          285            17           --        5,146
Mortgage-backed securities
     held to maturity (1)(4)                                1,404            4            --           --        1,408
Loans held for sale, net (3)(5)                             1,027           --            --           --        1,027
Loans receivable, net (1)(6)                               17,439        1,823            79           --       19,341
Investment in FHLB                                            411           --            --           --          411
                                                          -------       ------      --------       ------      -------
     Total interest-earning assets                         25,547        2,810            96           --       28,453
Noninterest-earning assets                                     --           --            --        2,513        2,513
                                                          -------       ------      --------       ------      -------
                                                          $25,547       $2,810      $     96       $2,513      $30,966
                                                          =======       ======      ========       ======      =======

INTEREST-BEARING LIABILITIES:

Deposits (7)                                              $14,609       $2,046      $      6       $   --      $16,661
Securities sold under agreements to                                                                              2,567
     repurchase (1)                                         2,567           --            --           --
FHLB advances (1)                                           6,977        1,052             1           --        8,030
Other borrowings (1)                                           56          212         1,329           --        1,597
                                                          -------       ------      --------       ------      -------
     Total interest-bearing liabilities                    24,209        3,310         1,336           --       28,855
Noninterest-bearing liabilities                                --           --            --          694          694
Minority interest                                              --           --            --        1,211        1,211
Stockholder's equity                                           --           --            --          206          206
                                                          -------       ------      --------       ------      -------
                                                          $24,209       $3,310      $  1,336       $2,111      $30,966
                                                          =======       ======      ========       ======      =======

Gap before interest rate swap agreements                   $1,338       $(500)      $ (1,240)                    $(402)
Interest rate swap agreements (8)                              --           --            --                        --
                                                          -------       ------      --------                   -------
Gap adjusted for interest rate swap agreements             $1,338       $(500)      $ (1,240)                    $(402)
                                                          =======       ======      ========                   =======

Cumulative gap                                             $1,338         $838      $   (402)                    $(402)
                                                           ======         ====      ========                     =====

Gap as a percentage of total assets                          4.32%       (1.62)%       (4.00)%                   (1.30)%
                                                             ====         ====      ========                      ====

Cumulative gap as a percentage of total assets               4.32%        2.70%        (1.30)%                   (1.30)%
                                                             ====         ====      ========                      ====

------------------

(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of September 30, 1997. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from the Company's prepayment estimates.
(2) Consists of $58 million of securities held to maturity, $37 million of interest-bearing deposits in other banks and $61 million of short-term investment securities.
(3) As loans held for sale and securities and mortgage-backed securities available for sale may be sold within one year, they are considered to be maturing within one year.
(4)  Excludes underlying loans on nonaccrual status of $5.1 million.
(5)  Excludes nonaccrual loans of $1.1 million.
(6) Excludes allowance for loan losses of $411 million and nonaccrual loans of $300 million.

(7) Fixed rate deposits and deposits with a fixed pricing interval are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.
(8) Agreements with notional amounts of $700 million maturing by April 1998 have no impact within the time periods presented.

     At September 30, 1997, interest-bearing liabilities of the Company exceeded interest-earning assets by approximately $402 million. At December 31, 1996, interest-bearing liabilities of the Company exceeded interest-earning assets by approximately $206 million. The change in the cumulative gap between the two periods is due principally to the Cal Fed Acquisition and the assumption of the FN Holdings 10-5/8% Notes.

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

     The Company's risk management policies are established by the Asset/Liability Management Committee ("ALCO") of the Bank. ALCO meets monthly to formulate the Bank's investment and risk management strategies. The basic responsibilities of ALCO include management of net interest income and market value of portfolio equity, management of liquidity to provide adequate funding, and the establishment of asset product priorities by formulating performance evaluation criteria, risk evaluation techniques and a system to standardize the analysis and reporting of originations, competitive trends, profitability and risk. On a quarterly basis, the Board of Directors of the Bank is apprised of ALCO strategies adopted and their impact on operations, and, at least annually, the Board of Directors of the Bank reviews the Bank's interest rate risk management policy statements.

LIQUIDITY

     The standard measure of liquidity in the savings industry is the ratio of cash and short-term U. S. government securities and other specified securities to deposits and borrowings due within one year. The OTS has currently established a minimum liquidity requirement for the Bank of 5.00%. California Federal's liquidity ratio was 5.19% and 5.32% at September 30, 1997 and December 31, 1996, respectively.

     A major source of the Company's funding is expected to be the Bank's retail deposit branch network, which management believes will be sufficient to meet its long-term liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans and mortgage-backed securities, while additional funds can be obtained from a variety of sources including customer and brokered deposits, loan sales, securities sold under agreements to repurchase, FHLB advances, and other secured and unsecured borrowings. It is anticipated that FHLB advances and securities sold under agreements to repurchase will continue to be important sources of funding, and management expects there to be adequate collateral for such funding requirements.

     The Company's primary uses of funds are the origination or purchase of loans, the funding of maturing certificates of deposit, demand deposit withdrawals, and the repayment of borrowings. Certificates of deposit scheduled to mature during the twelve months ending September 30, 1998 aggregate $8.9 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at September 30, 1997, Parent Holdings had securities sold under agreements to repurchase, FHLB advances and other borrowings aggregating $8.2 billion maturing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances or other borrowings at prevailing rates.

     During 1994, the Bank issued 3,007,300 shares of preferred stock ("Preferred Stock"). Cash dividends on such Preferred Stock are noncumulative and are payable at an annual rate of 11-1/2% if, when, and as declared by the Board of Directors of the Bank. The payment of dividends by the Bank is subject to certain federal laws applicable to savings associations. Preferred Stock dividends totalling $25.9 million were declared and paid during each of the nine months ended September 30, 1997 and 1996.

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

     The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements in the foreseeable future. In addition to cash and cash equivalents of $380.4 million at September 30, 1997, the Company has substantial additional borrowing capacity with the FHLB and other sources.

     As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds during the nine months ended September 30, 1997 were net loan repayments of $783.7 million, $13.0 billion in additional borrowings, a $684.2 million net increase in securities sold under agreements to repurchase, $486.0 million from the issuance of the REIT Preferred Stock, net of issuance costs, $1.2 billion in proceeds from principal payments and maturities of securities and mortgage-backed securities available for sale and $605.3 million in proceeds from the FN Escrow Merger. The primary uses of funds were $12.6 billion in principal payments on borrowings, $3.2 billion in purchases of securities and mortgage-backed securities available for sale, $803.7 million from a net decrease in deposits and $161.2 million in net cash paid for the Cal Fed Acquisition.

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

     At September 30, 1997, the carrying value of loans that are considered to be impaired totalled $116.4 million (of which $23.5 million were on nonaccrual status). The average recorded investment in impaired loans during the nine months ended September 30, 1997 was approximately $118.2 million. For the nine months ended September 30, 1997, Parent Holdings recognized interest income on those impaired loans of $8.0 million, which included $.3 million of interest income recognized using the cash basis method of income recognition.

     The following table presents the amounts, net of specific allowances for loan losses and purchase accounting adjustments, of the Company's nonaccrual loans, foreclosed real estate, troubled debt restructurings and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification.

                                                                          September 30, 1997
                                                         -------------------------------------------------------
                                                         Nonaccrual         Impaired         Restructured
                                                         -------------------------------------------------------
                                                                          (in millions)

Real Estate:
     1-4 unit residential                                     $189              $  0                $  3
     5+ unit residential                                        17                49                   8
     Commercial and other                                        6                65                  26
     Land                                                       --                --                  --
     Construction                                                1                 2                  --
                                                              ----              ----                 ---
         Total real estate                                     213               116                  37
Non-real estate                                                  6                --                  --
                                                              ----              ----                 ---
         Total loans, net                                      219              $116  (b)            $37
                                                                                ====                 ===
Foreclosed real estate, net                                     87
                                                              ----
         Total non-performing assets                          $306  (a)
                                                              ====


                                                                         December 31, 1996
                                                         -------------------------------------------------------
                                                         Nonaccrual         Impaired         Restructured
                                                         -------------------------------------------------------
                                                                          (in millions)
Real Estate:
     1-4 unit residential                                     $146              $ --                $  3
     5+ unit residential                                        13                47                  55
     Commercial and other                                        9                54                  28
     Land                                                       --                --                   1
     Construction                                                1                 1                  --
                                                              ----              ----                 ---
         Total real estate                                     169               102                  87
Non-real estate                                                  3                --                  --
                                                              ----              ----                 ---
         Total loans                                           172              $102  (b)            $87
                                                                                ====                 ===
Foreclosed real estate, net                                     52
                                                              ----
         Total non-performing assets                          $224   (a)
                                                              ====

      ------------------

     (a) Includes loans securitized with recourse on nonaccrual status of $5.1 million and $6.0 million at September 30, 1997 and December 31, 1996, respectively, and loans held for sale on nonaccrual status of $1.1 million at September 30, 1997.
     (b) Includes $23.5 million and $22.6 million of loans on nonaccrual status at September 30, 1997 and December 31, 1996, respectively. Also includes $14.1 million and $18.3 million of loans classified as troubled debt restructurings at September 30, 1997 and December 31, 1996, respectively.

     There were no accruing loans contractually past due 90 days or more at September 30, 1997 or December 31, 1996.

     Parent Holdings' non-performing assets, consisting of nonaccrual loans, net of purchase accounting adjustments, and foreclosed real estate, net, increased to $306 million at September 30, 1997, compared with $224 million at December 31, 1996, primarily as a result of assets acquired in the Cal Fed Acquisition. On the other hand, non-performing assets as a percentage of the Bank's total assets decreased to .99% at September 30, 1997, from 1.37% at December 31, 1996.

     Parent Holdings, through the Bank, manages its credit risk by regularly assessing the current and estimated future performance of the real estate markets in which it operates. The Company continues to place a high degree of emphasis on the management of its asset portfolio. The Company has three distinct asset management functions: performing loan asset management, problem loan asset management and credit review. These three functions are charged with the responsibility of reducing the risk profile within the commercial and multi-family asset portfolios by applying asset management and risk evaluation techniques that are consistent with the Company's portfolio management strategy and regulatory requirements. In addition to these asset management functions, the Company has a specialized credit risk management group that is charged with the development of credit policies and performing credit risk analyses for all asset portfolios.

     The following table presents non-performing real estate assets by geographic region of the country as of September 30, 1997:

                                                             Total
                                       Nonaccrual         Foreclosed        Non-performing
                                       Real Estate        Real Estate,        Real Estate        Geographic
                                     Loans, Net (2)         Net (2)             Assets          Concentration
                                     --------------         ------          -------------       -------------
                                                              (dollars in millions)
     Region:
         California                        $140                $55               $195              65.13%
         Northeast (1)                       34                 19                 53              17.49
         Other regions                       39                 13                 52              17.38
                                           ----                ---               ----             ------
              Total                        $213                $87               $300             100.00%
                                           ====                ===               ====             ======

------------------

(1) Includes Connecticut, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Delaware.
(2)  Net of purchase accounting adjustments and specific allowances for losses.

     At September 30, 1997, the Company's largest non-performing asset was approximately $5.6 million, and it had eight non-performing assets over $2 million in size with balances averaging approximately $3.6 million. The Company has 2,293 non-performing assets below $2 million in size, including 2,174 non-performing 1-4 unit residential assets.

     A summary of the activity in the allowance for loan losses by loan type is as follows for the nine months ended September 30, 1997:

                                    5+ Unit
                                  Residential
                                                     1-4 Unit       and CommercialConsumer
                                                    Residential         Real Estate       and Other       Total
                                                    -----------         -----------       ---------       -----
                                                                    (dollars in millions)

Balance - December 31, 1996                              $123                $115             $ 9           $247
     Purchases/acquisitions                                54                  79              12            145
     Provision for loan losses                             45                   9               6             60
     Charge-offs                                          (28)                 (7)             (8)           (43)
     Recoveries                                             1                  --               1              2
                                                         ----                ----             ---           ----
Balance - September 30, 1997                             $195                $196             $20           $411
                                                         ====                ====             ===           ====

Ratio of allowance for loan losses to non-performing loans:
         December 31, 1996                              83.9%              503.2%          280.9%         143.2%
                                                       -----               -----           -----          -----
         September 30, 1997                            103.0%              829.5%          316.0%         187.5%
                                                       =====               =====           =====          =====


MORTGAGE BANKING OPERATIONS

     The Company, through FNMC, has significantly expanded its mortgage banking operations. On May 31, 1997, FNMC consummated the Weyerhaeuser Purchase involving the acquisition of a residential mortgage loan servicing portfolio of approximately $3.2 billion and 42,000 loans for a purchase price of $37.1 million. On September 30, 1997, FNMC sold servicing rights for 51,626 loans with an unpaid principal balance of approximately $2.3 billion for a gain of $14.0 million. With the consummation of the Weyerhaeuser Purchase, the acquisition of additional single-family loan servicing portfolios in the Cal Fed Acquisition and the originated servicing, the single-family residential loans serviced for others totalled $49.8 billion at September 30, 1997, an increase of $6.7 billion and $7.1 billion from December 31, 1996 and September 30, 1996, respectively. During the nine months ended September 30, 1997, the Company, through FNMC, originated $4.5 billion and sold (generally with servicing retained) $4.2 billion single-family residential loans. Gross revenues from mortgage loan servicing activities for the nine months of 1997 totalled $185.1 million, an increase of $29.6 million from the nine months ended September 30, 1996.

     Changes in long-term interest rates generally cause an acceleration or deceleration of mortgage loan prepayments and, consequently, in the amortization of mortgage servicing rights, resulting in a change in the market value of mortgage servicing rights and in the Company's servicing fee income. In order to reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company initiated a program to hedge the change in value of its servicing rights based on changes in interest rates ("MSR Hedge"). At September 30, 1997, the Company, through FNMC, was a party to several interest rate floor contracts maturing from October 2001 through June 2002. The Company paid counterparties a premium in exchange for cash payments in the event that the 10-year Constant Maturity Treasury rate falls below negotiated strike prices. At September 30, 1997, the notional amount of the interest rate floors was $970 million and the strike prices were between 5.0% and 6.5%. In addition, the Company, through FNMC, entered into principal-only swap agreements related to principal-only securities with a market value of $103.3 million. The estimated market values of interest rate floor contracts and swaps designated as hedges against mortgage servicing rights at September 30, 1997 were $11.9 million and $8.1 million, respectively.

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

     The following is a summary of activity in MSRs and the MSR Hedge for the nine months ended September 30, 1997 (in thousands):

                                                                                                          Total MSR
                                                                            MSRs         MSR Hedge         Balance
                                                                          --------       ---------         -------
Balance at December 31, 1996                                              $420,187         $3,505          $423,692
     Additions - Cal Fed Acquisition                                        45,101             --            45,101
     Additions - Weyerhaeuser Purchase                                      41,949             --            41,949
     Originated servicing                                                   89,040             --            89,040
     Additions - other                                                      21,537             --            21,537
     Sales - Servicing Sale                                                (16,792)            --           (16,792)
     Premium on interest rate floor contracts, net                              --          6,662             6,662
     Net amount paid under principal-only swap agreements                    2,252             --             2,252
     Amortization                                                          (79,017)        (2,401)          (81,418)
     Impairment                                                                 --             --                --
                                                                          --------         ------          --------
Balance at September 30, 1997                                             $524,257         $7,766          $532,023
                                                                          ========         ======          ========

     Capitalized mortgage servicing rights are amortized over the period of estimated future net servicing income. SFAS No. 122 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. At September 30, 1997 and December 31, 1996, no allowance for impairment of the mortgage servicing rights was necessary.

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

     At September 30, 1997, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 5.73%, 5.73% and 11.83%, respectively. The following is a reconciliation of the Bank's stockholders' equity to regulatory capital as of September 30, 1997:


                                                                        Tangible          Core         Risk-based
                                                                         Capital         Capital         Capital
                                                                        ---------        -------         -------
                                                                                     (dollars in millions)

Stockholders' equity of the Bank at                                     $2,297           $ 2,297            $2,297
     September 30, 1997
Minority interest - REIT Preferred Stock                                   500               500               500
Unrealized holding gain on securities available for
     sale, net                                                             (61)              (61)              (61)
Non-qualifying loan-servicing rights                                       (53)              (53)              (53)
Non-allowable capital:
     REIT Preferred Stock in excess of 25% of
         Tier 1 capital                                                    (72)              (72)              (72)
     Intangible assets                                                    (688)             (688)             (688)
     Goodwill Litigation Asset                                            (100)             (100)             (100)
     Investment in subsidiaries                                            (51)              (51)              (51)
     Excess deferred tax asset                                             (59)              (59)              (59)
Supplemental capital:
     Qualifying subordinated debt debentures                                --                --               102
     General loan loss reserves                                             --                --               213
Assets required to be deducted:
     Equity investments required to be deducted                             --                --               (27)
     Land loans with more than 80% LTV ratio                                --                --                (4)
                                                                        ------           -------            ------
Regulatory capital of the Bank                                           1,713             1,713             1,997
Minimum regulatory capital requirement                                     449               897             1,351
Fully capitalized items                                                     --                --                 2
                                                                        ------           -------            ------
Excess above minimum capital requirement                                $1,264           $   816            $  644
                                                                        ======           =======            ======


Regulatory capital of the Bank                                            5.73%             5.73%            11.83%
Minimum regulatory capital requirement                                    1.50              3.00              8.00
                                                                          ----              ----             -----
Excess above minimum capital requirement                                  4.23%             2.73%             3.83%
                                                                          ====              ====             =====


     The amount of adjusted total assets used for the tangible and core capital ratios is $29.9 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $16.9 billion.

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

     To be considered "well capitalized," a savings institution must generally have a core capital ratio of at least 5.00%, a Tier 1 (core capital) risk-based capital ratio of at least 6.00%, and a total risk-based capital ratio of at least 10.00%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2.00% or less. At September 30, 1997, the Bank's capital levels were sufficient for it to be considered "well capitalized":
                                                               Risk-based
                                          Core         -------------------------
                                         Capital       Tier 1      Total Capital
                                         -------       ------      -------------
Regulatory capital of the Bank            5.73%        10.14%           11.83
Well capitalized ratio                    5.00          6.00            10.00
                                          ----         -----            -----
Excess above well capitalized ratio        .73%         4.14%            1.83%
                                          ====         =====            =====


     OTS capital regulations allow a savings bank to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings bank's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At September 30, 1997, $59 million of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, such amount has been excluded from regulatory capital at September 30, 1997.

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

     In connection with the Cal Fed Acquisition, the Company recorded as an asset the estimated after-tax cash recovery from the Cal Fed Litigation that will inure to the Company, net of amounts payable to holders of the Litigation Interests and the Secondary Litigation Interests (the "Goodwill Litigation Asset"). The Goodwill Litigation Asset was recorded at its estimated fair value of $100 million, net of estimated tax liabilities, as of January 3, 1997, and is included in the unaudited consolidated statement of financial condition as of September 30, 1997.

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






                            First Nationwide (Parent) Holdings Inc.



                                 /s/  Laurence Winoker
                            ----------------------------------------------------
                            By:  Laurence Winoker
                                 Vice President and Controller

                                 (Signing on behalf of the Registrant and as the Principal Accounting Officer)




November 13, 1997