Form 10-K
period 1997-12-31
FIRST NATIONWIDE PARENT HOLDINGS INC
filed 1998-03-25
CIK 1013229

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------
                                   FORM 10-K
                                 -------------

(MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to
                        Commission file Number 333-4026

                    FIRST NATIONWIDE (PARENT) HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                       13-3778550
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)

135 MAIN STREET, SAN FRANCISCO, CALIFORNIA                         94105
 (Address of principal executive offices)                       (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 415-904-0100 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: N/A SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: N/A

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 23, 1998: N/A.

     The number of shares outstanding of each of the registrant's classes of $1.00 par value common stock, as of the close of business on March 23, 1998:
1,000 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                             Exhibit Index on page 97.
===============================================================================

                    FIRST NATIONWIDE (PARENT) HOLDINGS INC.

                        1997 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                     PART I
                                                                           Page
                                                                           ----
ITEM 1.  Business............................................................3
              General........................................................3
              Lending Activities.............................................9
              Non-performing Assets.........................................16
              Investment Activities.........................................19
              Sources of Funds..............................................24
              Other Activities..............................................35
              Dividend Policy of the Bank...................................37
              Employees.....................................................37
              Competition...................................................38
              Regulation of Parent Holdings.................................38
              Regulation of the Bank........................................39
              Taxation......................................................45
ITEM 2.  Properties.........................................................46
ITEM 3.  Legal Proceedings..................................................47
ITEM 4.  Submission of Matters to a Vote of Security Holders................47

                                    PART II

ITEM 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters..............................................48
ITEM 6.  Selected Financial Data............................................49
ITEM 7.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations.................52
              General.......................................................52
              Results of Operations.........................................56
              Provision for Federal and State Income Taxes..................66
              Tax Effects of Dividend Payments by the Bank..................67
              Provision for Loan Losses.....................................68
              Asset and Liability Management................................68
              Liquidity.....................................................71
              Impact of Inflation and Changing Prices.......................75
              Problem and Potential Problem Assets..........................75
              Mortgage Banking Operations...................................79
              Capital Resources.............................................81
              Year 2000.....................................................82
ITEM 7A. Quantitative and Qualitative Disclosure about Market Rate Risk.....83
ITEM 8.  Financial Statements and Supplementary Data........................85
ITEM 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure...........................85

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.................86
ITEM 11. Executive Compensation.............................................91
ITEM 12. Security Ownership of Certain Beneficial Owners and Management.....93
ITEM 13. Certain Relationships and Related Transactions.....................93

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....97

Audited Financial Statements................................................F-1

     The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, provision for loan losses, capital resources and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend," and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause results to differ materially are the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-1 filed on April 25, 1996 (File No. 333-4026) and declared effective on May 15, 1996. The Company assumes no obligation to update any such forward-looking statement.

                                     PART I

ITEM 1.  BUSINESS

     First Nationwide (Parent) Holdings Inc. ("Parent Holdings" or the "Company") is a holding company with no business operations of its own. Parent Holdings' only significant asset is its 80% ownership of the common stock of First Nationwide Holdings Inc. ("FN Holdings"), a holding company which owns all of the common stock of California Federal Bank, A Federal Savings Bank, ("California Federal" or "Bank"). As such, Parent Holdings' principal business operations are conducted by the Bank and its subsidiaries. Parent Holdings is a subsidiary of First Gibraltar Holdings Inc. ("First Gibraltar Holdings"), an indirect subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings").

     FN Holdings is 80% owned indirectly by MacAndrews Holdings, a corporation wholly owned through Mafco Holdings Inc. ("Mafco Holdings" and together with MacAndrews Holdings, "MacAndrews & Forbes") by Ronald O. Perelman, and is 20% owned by Hunter's Glen/Ford Ltd. ("Hunter's Glen"), a Texas limited partnership controlled by Gerald J. Ford, the Chairman of the Board, Chief Executive Officer and a director of the Bank.

     First Nationwide Bank, A Federal Savings Bank ("First Nationwide"), formerly First Madison Bank, FSB ("First Madison") and successor to First Gibraltar Bank, FSB ("First Gibraltar"), was organized and chartered as a federal stock savings bank in December 1988 under the Home Owners' Loan Act ("HOLA") to acquire substantially all of the assets and to assume deposits, secured and certain other liabilities of five insolvent Texas savings and loan associations ("Texas Closed Banks") from the FSLIC Resolution Fund ("FSLIC/RF"), as successor to the Federal Savings and Loan Insurance Corporation ("FSLIC").

     On January 3, 1997, First Nationwide Bank, A Federal Savings Bank merged with and into California Federal Bank, A Federal Savings Bank (the "Cal Fed Acquisition"). Unless the context otherwise indicates, (i) "Cal Fed" and "Old California Federal" refer to Cal Fed Bancorp Inc. and California Federal Bank, A Federal Savings Bank, respectively, prior to the consummation of the Cal Fed Acquisition and (ii) the "Bank" refers to California Federal Bank, A Federal Savings Bank, as the surviving entity after the consummation of the Cal Fed Acquisition, and to First Nationwide and its predecessors for periods prior to the Cal Fed Acquisition.

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

     The Company is a diversified financial services company whose principal business, through California Federal, consists of (i) operating retail deposit branches to serve consumers in California and, to a lesser extent, in Florida and Nevada, (ii) originating and/or purchasing, on a nationwide basis, 1-4 unit residential loans and, to a lesser extent, certain commercial real estate and consumer loans, for investment and (iii) mortgage banking activities, including originating and servicing 1-4 unit residential loans for others. Recently, with its entry into the sub-prime automobile finance business, the Bank broadened its complement of consumer lending products. These operating activities are financed principally with customer deposits, secured short-term and long-term borrowings, collections on loans, asset sales and retained earnings. Refer to note 22 of the Company's consolidated financial statements for additional information about the Company's business segments.

     The Bank is chartered as a federal stock savings bank under the HOLA and regulated by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"), which, through the Savings Association Insurance Fund ("SAIF"), insures the deposit accounts of the Bank, up to applicable limits. The Bank is also a member of the Federal Home Loan Bank System ("FHLBS").

     The Company's revenues are derived from interest earned on loans, interest and dividends received on securities and mortgage-backed securities, gains on sales of loans and other investments, fees received in connection with loan servicing and securities brokerage and other customer service transactions. Expenses primarily consist of interest on customer deposit accounts, interest on short-term and long-term borrowings, general and administrative expenses consisting of compensation and benefits, data processing, occupancy and equipment, communications, deposit insurance assessments, advertising and marketing, professional fees and other general and administrative expenses.

     As of December 31, 1997, Parent Holdings had assets totalling $31.4 billion, deposits totalling $16.2 billion and operated retail branch offices at 225 locations in three states.

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

     Following the BAC Sale, and through September 1994, First Madison's principal business was the performance of its obligations under an assistance agreement entered into with the FSLIC/RF at the time of First Gibraltar's acquisition of the Texas Closed Branches ("Assistance Agreement") and the funding of assets subject to the Assistance Agreement ("Covered Assets"). Subsequent to the BAC Sale, First Madison also managed four retail branches in Texas and supplemented its retail deposit base with wholesale funds from Brokered Deposits (as defined herein) and FHLB advances.

     On April 14, 1994, First Madison entered into the Asset Purchase Agreement (the "Asset Purchase Agreement") with First Nationwide Bank, A Federal Savings Bank ("Old FNB"), an indirect subsidiary of Ford Motor Company ("Ford Motor"). On October 3, 1994, effective immediately after the close of business on September 30, 1994, First Madison acquired substantially all of the assets and certain of the liabilities (the "FN Acquired Business") of Old FNB (the "FN Acquisition") for $726.5 million. Effective on October 1, 1994, First Madison changed its name from "First Madison Bank, FSB" to "First Nationwide Bank, A Federal Savings Bank." Since October 1994, the Company has made several acquisitions and has divested certain operations.

     In December 1994, the Bank's wholly-owned mortgage bank operating subsidiary, First Nationwide Mortgage Corporation ("FNMC"), entered into a series of agreements with Standard Federal Savings Association ("StanFed"), to acquire certain of StanFed's mortgage servicing assets and assume certain of StanFed's mortgage servicing liabilities for approximately $178 million (the "Maryland Acquisition"). As a result of the Maryland Acquisition, FNMC acquired a 1-4 unit residential loan servicing portfolio of approximately $11.4 billion (including $1.8 billion of mortgage servicing rights that are owned by third parties who have subcontracted the servicing function to FNMC (a "sub-servicing portfolio")) and certain other assets and liabilities. The transaction was consummated on February 28, 1995. In connection with the Maryland Acquisition, FNMC moved its mortgage servicing operations to Maryland from its former location in Sacramento, California.

     On October 2, 1995, FNMC purchased from Lomas Mortgage USA, Inc. ("LMUSA") a 1-4 unit residential loan servicing portfolio of approximately $11.1 billion (including a sub-servicing portfolio of $3.1 billion), a $2.9 billion master servicing portfolio in which FNMC monitors the performance and consolidates the reporting and remittances of multiple servicers for various investors (a "master servicing portfolio") and other assets for $100.9 million, and the assumption of certain indebtedness secured by the acquired loan portfolio (the "LMUSA 1995 Purchase"). On January 31, 1996, FNMC purchased LMUSA's remaining $14.1 billion loan servicing portfolio (including a sub-servicing portfolio of $2.4 billion), a master servicing portfolio of $2.7 billion, $5.9 million in foreclosed real estate, $46.8 million in net other servicing receivables, $2.6 million in mortgage loans, and $6.2 million in net other assets (including $1.4 million in cash and cash equivalents) for a purchase price of approximately $160.9 million (the "LMUSA 1996 Purchase" and together with the LMUSA 1995 Purchase, the "LMUSA Purchases").

     During the first six months of 1996, the Company consummated the sale of its retail branches in Ohio (the "Ohio Branch Sale"), New York and New Jersey (the "Northeast Branch Sale") and Michigan (the "Michigan Branch Sale", and together with the Ohio Branch Sale and the Northeast Branch Sale, the "Branch Sales") at prices which represented an average premium of 7.96% of the approximately $4.6 billion of deposits sold. The Company recorded a pre-tax gain of $363.3 million in connection with the Branch Sales.

     On February 1, 1996, the Company acquired SFFed Corp. ("SFFed"), a savings and loan holding company, and its wholly owned federal savings association, San Francisco Federal Savings and Loan Association ("San Francisco Federal"), (the "SFFed Acquisition"), for approximately $264.2 million. San Francisco Federal operated 35 branches in the Northern California area and at February 1, 1996, had approximately $4.0 billion in assets and approximately $2.7 billion in deposits.

     On June 1, 1996, the Company acquired Home Federal Financial Corporation ("HFFC") and its wholly owned federally chartered savings association subsidiary, Home Federal Savings and Loan Association of San Francisco ("Home Federal"), (the "Home Federal Acquisition," and together with the SFFed Acquisition, the "1996 Acquisitions"). The aggregate consideration paid in connection with the Home Federal Acquisition was approximately $67.8 million. At June 1, 1996, HFFC had approximately $717 million in assets and $632 million in deposits.

     On January 3, 1997, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") among FN Holdings, Cal Fed and Old California Federal, First Nationwide merged with and into Old California Federal and Cal Fed was liquidated. The aggregate consideration paid under the Merger Agreement consisted of approximately $1.2 billion in cash and the issuance of litigation interests. Old California Federal, at December 31, 1996, had total assets of approximately $14.1 billion and deposits of $8.9 billion, and operated 119 branches in California and Nevada. Effective with the merger, First Nationwide's name changed to California Federal Bank, A Federal Savings Bank.

     On January 3, 1997 and prior to the consummation of the Cal Fed Acquisition, First Nationwide Escrow Corp. ("FN Escrow"), an affiliate of FN Holdings, was merged with and into FN Holdings, pursuant to a merger agreement by and between FN Holdings and FN Escrow (the "FN Escrow Merger"). In connection therewith, FN Holdings acquired the net proceeds from the issuance of FN Escrow's $575 million of Senior Subordinated Notes due 2003 (the "10 5/8% Notes") and assumed FN Escrow's obligations under the 10 5/8% Notes and indenture. See "Certain Relationships and Related Transactions--FN Escrow Merger and Issuance of FN Escrow Preferred Stock."

     FN Holdings financed the Cal Fed Acquisition with (i) the net proceeds of approximately $555 million from the issuance of the 10 5/8% Notes, (ii) net proceeds of $145 million from a newly formed Delaware corporation, all the common stock of which is owned by Gerald J. Ford, the Chairman of the Board, Chief Executive Officer and a director of the Bank ("Special Purpose Corp."), in exchange for $150 million aggregate liquidation value of FN Holdings' Cumulative Perpetual Preferred Stock ("FN Holdings Preferred Stock") and (iii) existing cash. In connection with the Cal Fed Acquisition, FN Holdings made a capital contribution to the Bank on January 3, 1997 of approximately $685 million.

     In November 1996, the Bank formed California Federal Preferred Capital Corporation ("Preferred Capital Corp.") for the purpose of acquiring, holding and managing real estate mortgage assets. All of Preferred Capital Corp.'s common stock is owned by the Bank. Preferred Capital Corp. entered into a subservicing agreement with FNMC pursuant to which FNMC services Preferred Capital Corp.'s mortgage assets. On January 31, 1997, Preferred Capital

Corp. issued to the public $500 million of its 9 1/8% Noncumulative Exchangeable Preferred Stock (the "REIT Preferred Stock"). Preferred Capital Corp. used the proceeds from such offering to acquire mortgage assets from the Bank.

     Effective May 31, 1997, FNMC acquired a residential mortgage loan servicing portfolio of approximately $3.2 billion from WMC Mortgage Corporation (the "Weyerhaeuser Purchase") for $37.1 million, of which $.7 million remains payable at December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Mortgage Banking Operations."

     On September 1, 1997, the Company acquired Auto One Acceptance Corporation ("Auto One") in a purchase transaction (the "Auto One Acquisition"). Auto One primarily engages in indirect sub-prime auto financing activities, providing loan processing, funding and loan servicing for over 800 franchised automobile dealers. Auto One is a licensed lender in 47 states. Auto One is headquartered in Dallas, Texas, and operates as a subsidiary of the Bank.

     On September 30, 1997, FNMC sold servicing rights for 51,626 loans with an unpaid principal balance of approximately $2.3 billion, recognizing a pre-tax gain of $14.0 million (the "Servicing Sale").

     On December 12, 1997, the Company sold its retail deposits and all related retail banking facilities in the state of Texas (consisting of three branches) with deposits of $57.6 million at a gross price representing a deposit premium of 4.1% (the "Texas Branch Sale"). The Company recorded a pre-tax gain of $2.5 million in connection with the Texas Branch Sale.

     The 1996 Acquisitions, the Cal Fed Acquisition, the Branch Sales and the Texas Branch Sale contributed to the restructuring of the Company's retail branch network consistent with its strategy of strengthening its west coast presence. The Company's retail deposits in California have increased from $2.3 billion, or 25%, of total retail deposits at the time of the FN Acquisition to $13.0 billion, or 82%, of total retail deposits, at December 31, 1997. By consolidating many of the functions in the operations acquired in the FN Acquisition, the 1996 Acquisitions and the Cal Fed Acquisition, management achieved economies of scale and cost savings. The efficiency of a financial institution is often measured by its efficiency ratio, which represents the ratio of adjusted noninterest expense to net interest income and adjusted noninterest income. The Bank has improved its efficiency ratio from 63.47% for the year ended December 31, 1995 to 51.16% for the year ended December 31, 1997. Finally, the Maryland Acquisition, the LMUSA Purchases and the Weyerhaeuser Purchase have significantly increased the Company's mortgage banking activities and its fee income. Since the FN Acquisition, the Company's mortgage servicing portfolio has increased from $6.7 billion to $46.6 billion at December 31, 1997. Net loan servicing fees have increased from $70.3 million for the year ended December 31, 1995 to $143.9 million for the year ended December 31, 1997.

     On February 3, 1998, the Company entered into an agreement with Gulf States Acceptance Company, a Delaware limited partnership ("GSAC") and its general partner, Gulf States Financial Services, Inc., a Texas corporation, pursuant to which Auto One acquired 100% of the partnership interests in GSAC and GSAC was liquidated and its assets and liabilities were transferred to Auto One (the "GSAC Acquisition"). The aggregate consideration paid in connection with the GSAC Acquisition, which was completed on February 4, 1998, was approximately $22.5 million plus a 20% interest in the common stock of Auto One.

     On February 4, 1998, Parent Holdings and Hunter's Glen entered into a definitive merger agreement ("Golden State Merger Agreement") with Golden State Bancorp Inc. ("Golden State"), the publicly traded parent company of Glendale Federal Bank, Federal Savings Bank ("Glendale Federal"), pursuant to which Parent Holdings, Hunter's Glen and Golden State agreed to a tax-free exchange of shares in a merger transaction (the "Golden State Merger"), to be accounted for under the purchase method of accounting. In connection with the execution of the Golden State Merger Agreement, Golden State, Glendale Federal, the Bank, Stephen J. Trafton, Chairman of the Board, President and Chief Executive Officer of Golden State and Richard A. Fink, Vice Chairman of Golden State, entered into a Litigation Management Agreement ("Litigation Management Agreement") pursuant to which, among other things, Messrs. Trafton and Fink will oversee and manage the California Federal Litigation (hereinafter defined) and continue to oversee and manage similar litigation being prosecuted by Glendale Federal, following the consummation of the Golden State Merger. Following the Golden State Merger, the combined parent company, Golden State, will have 135 to 145 million common shares outstanding and will continue to be a publicly traded company. As part of the Golden State Merger Agreement, Glendale Federal will be merged with and into the Bank. At December 31, 1997, Glendale Federal had total assets of approximately $16.0 billion and deposits of $9.5 billion and operated 181 branches and 26 loan offices in California. The Golden State Merger is subject to regulatory and stockholder approval and is expected to close during the third quarter of 1998.

     The Company's ongoing strategic plan aims at achieving increased profitability, revenue diversity and growth while preserving credit quality. Key elements of the Company's business strategy include:

o Internal growth through expanding the core franchise, margin enhancement and new business initiatives by, among other things:

     -- Continuing to expand and enhance the Company's retail branch network in California with opportunities to gain customers, deposits and assets while obtaining economies of scale.

     -- Continuing to increase operating efficiency by, among other things, further expanding its customer base, increasing transaction volumes and reducing costs through consolidation of administrative and managerial functions.

     -- Continuing to increase noninterest income and to obtain incremental efficiencies through the Company's mortgage banking operations.

     -- Continuing to focus on risk management by seeking to protect the credit quality of the assets of the Company.

     -- Identifying new business initiatives to serve the needs of the Bank's customers and the communities in which the Bank provides services.

o External growth and revenue diversification through selective acquisitions and opportunistic divestitures which are consistent with the Company's business strategy. This growth may include acquisitions of businesses that management believes offer the potential for higher growth and margin expansion, such as sub-prime automobile and mortgage loan origination.

     The implementation of the preceding strategies is subject to numerous contingencies beyond management's control. These contingencies include general and regional economic conditions, competition and changes in regulation and interest rates. Accordingly, no assurance can be given that any of the Company's strategies will prove to be effective or that the Company's goals will be achieved.

          The following chart sets forth in simplified form the ownership structure of Parent Holdings, FN Holdings and the Bank.

                  ===========================================
                               Ronald O. Perelman
                  ===========================================
                                       |   100%
                  ===========================================
                              Mafco Holdings Inc.
                  ===========================================
                                       |   100%
                  ===========================================
                       MacAndrews & Forbes Holdings Inc.
                            ("MacAndrews Holdings")
                  ===========================================
                                       |   100%
                  ===========================================
                     Trans Network Insurance Services Inc.
                                    ("TNIS")
                  ===========================================
                                       |   100%
                  ===========================================
                        First Gibraltar Guarantor Corp.
                  ===========================================
                                       |   100%
                  ===========================================
                         First Gibraltar Holdings Inc.
                          ("First Gibraltar Holdings")
                  ===========================================
                                       |   100%
                  ===========================================
                    FIRST NATIONWIDE (PARENT) HOLDINGS INC.
                              ("PARENT HOLDINGS")
                  ===========================================
                                       |    80%*
===========================            |              =========================
  Hunter's Glen/Ford Ltd.              |                Holder of FN Holdings
      (Hunter's Glen)                  |                   Preferred Stock
===========================            |              =========================
           |  20%*                     |               100% of preferred stock
           |                           |                          |
           |      ===========================================     |
           |_____        First Nationwide Holdings Inc.       ____|
                                ("FN Holdings")
                  ===========================================
                                       |   100%
================================       |
 Holders of the Preferred Stock        |
================================       |
     100% of preferred stock           |
             |                         |
             |    ===========================================
             |___           California Federal Bank,
                      A Federal Savings Bank ("the Bank")
                  ===========================================

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

LENDING ACTIVITIES

     The Company's principal lending activity has been the origination of adjustable and fixed rate mortgage loans secured by residential real estate. To a lesser extent, the Company also originates consumer loans consisting principally of adjustable rate home equity lines of credit. Prior to 1997, the commercial lending activity of the Company has been limited to restructuring and refinancing existing portfolio loans, and multi-family loans originated under its affordable housing program. The Company commenced the origination of commercial loans on a limited basis during 1997. The Company also participates in a number of other affordable housing programs and initiatives.

     The Company's 1-4 unit residential loans are originated by FNMC. Throughout this document, references to the Company and its 1-4 unit residential loan origination or servicing activities relate to functions performed by FNMC. In April 1995, the Company concluded that the costs of operating retail offices outweighed the benefits and, accordingly, closed substantially all of its retail real estate loan production offices. Residential 1-4 unit loans continue to be originated through the Company's wholesale origination offices (wherein loans are acquired from independent loan brokers) and the Company's retail branches. The Company originates adjustable rate mortgage ("ARM") loans on 1-4 unit residential real estate which, in the case of ARMs originated prior to September 30, 1995 and after December 31, 1996, have generally been held for investment, and fixed rate 1-4 unit residential loans, which are generally held for sale to the secondary mortgage market. From September 30, 1995 through December 31, 1996, substantially all of the ARMs originated were sold in the secondary market to provide funds for the acquisition and divestiture activity occurring during the period. On October 2, 1995, the Company acquired the correspondent loan purchase operation of LMUSA as well as contracts to administer various housing bond and other private mortgage lending programs.

     The Company generates consumer loan applications at its retail branches. In addition, the Company conducts direct-mail solicitations, principally of its existing customers, for both secured and, to a much lesser extent, unsecured revolving loans. All consumer loan processing, servicing and collection operations were moved from a facility in Oak Brook, Illinois to Sacramento, California during the second quarter of 1997.

     The following table reflects, for the periods indicated, activity related to loans receivable, excluding loans held for sale:

                                                       Year Ended December 31,
                                                      -------------------------
                                                        1997             1996
                                                      --------         --------
                                                             (in millions)
Balance at beginning of period                        $ 10,605         $  9,174
Originations                                             1,024              284
Purchases:
    1996 Acquisitions                                     --              3,235
    Cal Fed Acquisition                                 10,060             --
Sales                                                      (21)            (123)
Foreclosures                                              (178)            (109)
Payments, payoffs and other                             (1,548)          (1,856)
                                                      --------         --------
Balance at end of period                              $ 19,942         $ 10,605
                                                      ========         ========

     Interest Rates, Terms and Fees

     The Company offers a variety of ARM products, generally with the objectives of (i) matching, as closely as possible, the interest rate sensitivity of its interest-earning assets with the interest rate sensitivity of its interest-bearing liabilities and (ii) maintaining a relatively stable net interest margin in varied interest rate environments. In response to consumer demand, and in order to diversify its loan portfolio and help to control its future interest rate risk, the Company's loan portfolio includes several ARM products which vary as to (i) the frequency and amount of periodic interest rate changes and (ii) the minimum and maximum rates applied to a particular loan. ARMs have the advantage of reducing the lending institution's sensitivity to interest rate fluctuations. However, they also present certain risks not associated with traditional fixed rate mortgages, such as adjustments in interest rates which could cause payment increases that some borrowers might be unable to service.

     The Company attempts to mitigate the credit risks associated with mortgage lending activities by the use of carefully developed underwriting standards. Substantially all 1-4 unit residential loans originated are underwritten to conform with standards adopted by Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), the Government National Mortgage Association ("GNMA"), or other secondary market investors. Accordingly, the Company's underwriting standards include loan-to-value ("LTV") ratios and maximum loan amounts for both fixed rate loans and ARMs that closely mirror secondary market requirements. Generally, where these standards differ, specific strong compensating factors are required. With respect to ARMs, the Company underwrites the borrower's ability to pay at the maximum second year payment rate, consistent with secondary market requirements.

     In addition to the interest earned on its loans, the Company charges fees for loan originations, loan prepayments and modifications, late payments, changes of property ownership and other similar services. The amount of this fee income varies with the volume of loan originations, prepayments, the general economic conditions affecting the portfolio and other competitive factors affecting the mortgage market.

     Generally, late charges are assessed when payments are delinquent. On loans secured by residential real estate, these charges are generally limited to 4% to 6% of the overdue payment of principal and interest and cannot be imposed until the payment is more than 15 days late, in accordance with the contractual terms of the loans and regulatory requirements in effect when the loans were made.

     Composition of Loan Portfolio

     The composition of the Company's loan portfolio, excluding loans held for sale and Covered Assets, is set forth in the following table, at the dates indicated:

                                                                 At December 31,
                                            ------------------------------------------------------
                                              1997        1996        1995       1994        1993
                                              ----        ----        ----       ----        ----
                                                              (in millions)
Real estate loans:
    1-4 unit residential                    $ 14,071    $  6,118    $  5,423   $  5,612   $     19
    5+ unit residential                        3,035       2,164       1,854      2,178         --
    Commercial real estate                     2,146       1,978       1,716      2,015         10
    Land                                           5          11           9         15         --
    Construction                                   1           6          --          8         --
                                            --------    --------    --------   --------   --------
         Total real estate loans              19,258      10,277       9,002      9,828         29
                                            --------    --------    --------   --------   --------
Equity-line and consumer loans                   676         298         170        492          5
Commercial loans                                   8          30           2          1         --
                                            --------    --------    --------   --------   --------
         Total loans receivable               19,942      10,605       9,174     10,321         34
                                            --------    --------    --------   --------   --------
Less:
    Unearned discounts and loan fees             (46)         (5)        (19)        --          3
    Allowance for loan losses                    439         247         210        203          2
    Purchase accounting
      adjustments, net                           125         150         153        151         --
                                            --------    --------    --------   --------   --------
         Loans receivable, net              $ 19,424    $ 10,213    $  8,830   $  9,967   $     29
                                            ========    ========    ========   ========   ========

     The following table presents the Company's real estate loan portfolio (excluding loans held for sale), by collateral type, interest rate type and state concentration at December 31, 1997:

                         1-4 unit           5+ unit           Commercial
                       Residential        Residential          and Other      Total Real
                   ----------------    ----------------    ----------------     Estate      % of
    State          Variable   Fixed    Variable   Fixed    Variable   Fixed     Loans       Total
    -----          --------   -----    --------   -----    --------   -----     -----       -----
                                                (dollars in millions)
California         $10,299   $   869   $ 2,241   $   147   $ 1,750   $    89   $15,395       79.94%
New York               332        73       176        20        28        22       651        3.38
Florida                405        79        61        10        21         8       584        3.04
Nevada                 182        15        86         4        19         2       308        1.60
Illinois               112        56        25         3        32         5       233        1.21
Texas                  129        59        --         2         1         4       195        1.01
Other states (1)     1,158       303       218        42       157        14     1,892        9.82
                   -------   -------   -------   -------   -------   -------   -------      ------
   Total           $12,617   $ 1,454   $ 2,807   $   228   $ 2,008   $   144   $19,258      100.00%
                   =======   =======   =======   =======   =======   =======   =======      ======

     --------------
     (1) Real estate loans involving property located in 44 states, Puerto Rico and the District of Columbia; not more than 1.0% of the total amount of such loans are located in any one state.

     The following table summarizes the Company's loan portfolio, excluding loans held for sale, at December 31, 1997, based upon various contractually scheduled principal payments allocated to the indicated maturity categories. This table does not reflect expected prepayments.

                                         Due      Over One
                                       Within    But Within      Over
                                      One Year   Five Years   Five Years   Total
                                      --------   ----------   ----------   -----
                                                     (in millions)
Real estate loans:
    1-4 unit residential
         Fixed rate                    $     2    $ 1,320      $   132    $ 1,454
         Variable rate                      --     12,032          585     12,617
    5+ unit residential
         Fixed rate                         12         42          174        228
         Variable rate                     178        580        2,049      2,807
    Commercial real estate and other
         Fixed rate                          9         64           71        144
         Variable rate                     227        841          940      2,008
                                       -------    -------      -------    -------
             Total                         428     14,879        3,951     19,258
                                       -------    -------      -------    -------
Commercial and consumer loans:
         Fixed rate                         27        248           33        308
         Variable rate                      35         66          275        376
                                       -------    -------      -------    -------
             Total                          62        314          308        684
                                       -------    -------      -------    -------

             Total loans receivable    $   490    $15,193      $ 4,259    $19,942
                                       =======    =======      =======    =======

     1-4 Unit Residential Lending

     The Company currently offers three primary 1-4 unit residential ARM programs, and a variety of 1-4 unit fixed rate programs with maturities ranging from 15 to 30 years. Adjustable rate programs include loans which: (i) provide for monthly interest rate adjustments, after the third or sixth month from inception of the loan, based on the Federal Home Loan Bank ("FHLB") 11th District Cost of Funds, (ii) provide for annual rate adjustments based upon the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year, or (iii) provide for semi-annual rate adjustments based on the weekly average of the secondary market rates on six-month negotiable certificates of deposit. Some ARMs offer an option to convert to a fixed rate after the first year through the fifth year of the loan term. A variety of features are incorporated into ARM loans to protect borrowers from unlimited adjustments in interest rates and payments. All ARMs have lifetime caps which limit the amount of rate increases over the life of the loan. ARMs whose rates adjust annually have rate caps which limit the amount that rates can change to two percentage points per year. Loans which adjust monthly based upon the FHLB 11th District Cost of Funds limit payment changes to no more than 7.5% of the payment amount per year. This may lead to monthly payments which are less than the amount necessary to amortize the loan to maturity at the interest rate in effect for any particular month. In the event that the monthly payment is not sufficient to pay interest accruing on the loan during the month, this deficiency is added to the loan's principal balance (i.e., negative amortization). The total outstanding principal balance for a particular loan is generally not allowed to exceed 125% of the original loan amount as a result of negative amortization. If the loan reaches its maximum amount, the loan payment is recalculated to the payment sufficient to repay the unpaid principal balance in full at the maturity date. As of December 31, 1997, the Company's capitalized interest relative to such 1-4 unit residential loans was approximately $20.3 million. This amount represents approximately .42% of the approximately $4.8 billion of 1-4 unit residential ARMs that have the potential to experience negative amortization. The Company also originates 15 and 30 year fully amortizing 1-4 unit fixed rate residential loans under a variety of fixed rate programs, primarily for resale in the secondary mortgage market. When 1-4 unit residential loans are sold, FNMC normally retains the servicing of the loan. See "--Mortgage Banking Operations" for a further discussion of these activities.

     Multi-family, Commercial and Other Real Estate Lending

     While the Company has always originated multi-family, commercial and other real estate loans as they relate to affordable housing programs, it began to originate other commercial real estate loans during 1997 on a limited basis. The Company's loan portfolio includes loans principally acquired through acquisitions which are secured by multi-family residential, commercial, industrial and unimproved real estate. The Company's variable rate multi-family and commercial real estate loans have a maximum amortized loan term of 30 years with some loans having balloon payments due in one to 15 years. ARMs primarily adjust with the FHLB 11th District Cost of Funds or the six-month Treasury Bill indices with a monthly or semi-annual rate adjustment. The terms and characteristics of the ARMs originated for multi-family and commercial real estate lending purposes are similar to those for residential lending. As such, many of the same risks and protections related to residential borrowers are present in the multi-family and commercial real estate portfolios, including the potential for negative amortization. Negative amortization for multi-family and commercial real estate loans is allowed to increase the outstanding principal balance to 110% of the original loan amount. If the loan reaches 110% of the original loan amount, all future interest rate increases will increase the monthly payment to amortize the loan over the remaining life of the loan. At December 31, 1997, the Company's capitalized interest relative to such loans was approximately $1.5 million, which represents approximately .06% of the $2.7 billion of multi-family and commercial real estate loans that have the potential to experience negative amortization.

     Real estate loans secured by multi-family and commercial property represent a significant portion of the Company's portfolio. Management periodically reviews the multi-family and commercial real estate loan portfolio. At December 31, 1997 and 1996, the multi-family and commercial real estate loan portfolio totalled $5.2 billion and $4.1 billion, respectively. Included in the multi-family and commercial real estate loan portfolio at December 31, 1997 are $28.9 million of loans with credit enhancement wherein the lead participant subordinated its minority interest in a pool of loans to the Company's interest in the corresponding pool of loans. No loans are subject to be repurchased by the seller in the event such loans become 90 days delinquent.

     The Company's potential for loss on the multi-family and commercial loan portfolio acquired from Old FNB and, to a lesser extent, the 1-4 unit residential loan portfolio acquired from Old FNB, was mitigated by the terms of the Non-Performing Asset Sale Agreement (the "Put Agreement") entered into by the Bank with Granite Management and Disposition, Inc. ("Granite"), an affiliate of Old FNB, in connection with the FN Acquisition. The Put Agreement expired on November 30, 1996, at which time it had been fully utilized by the Bank. The aggregate purchase price of assets which were put to Granite, representing the outstanding principal balance, accrued interest and certain other expenses, was $500 million, including assets put to Granite by Old FNB from January 1 through October 1, 1994.

     A portion of the Company's mortgage servicing rights ("MSRs"), which are rights to service mortgages held by others, were acquired from Old FNB and Old California Federal which had sold multi-family and commercial real estate loans subject to certain recourse provisions. These recourse liabilities were assumed by the Company in the FN and Cal Fed Acquisitions and at December 31, 1997, the balance of such loans sold with recourse totalled $653 million.

     Consumer Lending

     The Company's consumer loan originations are primarily concentrated in home equity lending. The portfolio correlates closely to retail deposit branch distribution. At December 31, 1997, the home equity portfolio totalled $355 million, or 52.5%, of the total consumer loan portfolio of $676 million. At December 31, 1996, the home equity portfolio totalled $243 million, or 81.5%, of the total consumer loan portfolio of $298 million.

     The Company offers an adjustable, prime interest rate-based home equity line of credit on owner-occupied residential properties. In determining the amount of credit to be extended, all loans secured by the collateral properties are aggregated and compared to the appraised value of the properties. The Company's policy is to extend credit up to a maximum combined LTV ratio of 80%.

     Other consumer loan products include: fixed rate home equity installment loans; adjustable prime rate-based home equity loans which, while secured, are based on repayment ability and credit history; auto and boat loans; unsecured lines of credit; overdraft protection; and loans secured by certificates of deposit.

     The Company has recently commenced sub-prime auto lending in connection with the Auto One Acquisition. At December 31, 1997, the Company's sub-prime auto loan portfolio totalled $190 million, which loans were purchased in bulk from a third party or from independent automobile dealers after the consummation of the Auto One Acquisition. Underwriting on loans purchased from dealers is performed by Auto One personnel prior to the purchase.

     Loans Held for Sale

     Activity related to loans held for sale for the years ended December 31, 1997 and 1996 is summarized as follows:

                                                         1997            1996
                                                         ----            ----
                                                             (in millions)
Balance at beginning of period                         $   825          $ 1,203
Purchases and originations                               7,871            4,985

Sales                                                   (5,511)          (5,157)
Other                                                   (1,702)            (206)
                                                       -------          -------
Balance at end of period                               $ 1,483          $   825
                                                       =======          =======

     Loans held for sale are carried at the lower of aggregate amortized cost or market value.

     Origination of 1-4 Unit Residential Loans

     The Company originates 1-4 unit residential loans principally through the efforts of wholesale origination offices through which loans are purchased from independent loan brokers and, to a lesser degree, staff loan agents. To promote continuity of customer service, help meet credit needs and to increase opportunities to sell customer deposit and other financial services offered by the Company and its subsidiaries, loan inquiries from retail branch customers and "walk-in" applicants are encouraged. These inquiries are initially processed by retail branch office personnel, with support provided by regional lending offices. The 1-4 unit residential loan agents are compensated principally on a commission basis. Closed 1-4 unit residential loans are also acquired by FNMC through a correspondent lending operation acquired from LMUSA in October 1995.

     The majority of 1-4 unit residential loans originated by the Company have LTV ratios of 80% or less at the time of origination. The Company has originated such loans with LTV ratios of up to 95%, with the portion of the loan exceeding 80% guaranteed by private mortgage insurance, the premiums of which are paid monthly by the borrower. Certain exceptions to this guideline have been made for low and moderate income borrowers. However, the amount of 1-4 unit residential loans subject to such exceptions is not significant in terms of the Company's total loan originations. The value of the property offered as security for a 1-4 unit residential loan is determined by a professionally qualified appraiser approved by the Company, who may or may not be an employee of the Bank. As further security for its loan, the Company requires title insurance and fire and casualty insurance on all loans secured by liens on real property. The Company also requires flood insurance on any loan secured by real property if the property lies within a U.S. Housing and Urban Development Department ("HUD") designated flood hazard area.

     The following table summarizes 1-4 unit residential loan originations for the years ended December 31, 1997 and 1996 (in millions):

                                                1997                              1996
                                 --------------------------------    ------------------------------
Production Channel                  ARM       Fixed       Total        ARM       Fixed       Total
------------------                  ---       -----       -----        ---       -----       -----
Retail and portfolio retention   $   74.4    $  580.3    $  654.7    $  7.3    $  265.3    $  272.6
Wholesale                           635.3     3,438.8     4,074.1     699.2     1,451.0     2,150.2
Correspondent lending             1,420.0     1,321.0     2,741.0        --     1,692.2     1,692.2
Other                                  --     1,040.3     1,040.3        --       892.9       892.9
                                 --------    --------    --------    ------    --------    --------
                                 $2,129.7    $6,380.4    $8,510.1    $706.5    $4,301.4    $5,007.9
                                 ========    ========    ========    ======    ========    ========

     Mortgage Banking Operations

     Mortgage banking activities allow the generation of fee income without the associated capital retention requirements attributable to traditional real estate lending activities. Generally, the Company originates fixed rate 1-4 unit residential loans for sale in the secondary mortgage market. ARMs originated prior to September 30, 1995 and after December 31, 1996 have generally been held by the Company for investment. From September 30, 1995 through December 31, 1996, however, substantially all of the fixed and variable rate 1-4 unit residential loans originated were sold in the secondary market to provide funds for the acquisition and divestiture activity occurring during the period. The Company employs forward sale hedging techniques to minimize the interest rate and pricing risks associated with the origination and sale of fixed rate 1-4 unit residential loans.

     At the time of origination, management identifies 1-4 unit residential loans that are expected to be sold in the foreseeable future. At December 31, 1997, management had identified $1.5 billion of 1-4 unit residential loans as held for sale. These loans have been classified as assets held for sale in the consolidated balance sheet at December 31, 1997 and are recorded at the lower of aggregate amortized cost or market value. At December 31, 1997, the Company had forward commitments to sell loans totalling $1.4 billion. In addition, the Company had entered into commitments to originate and purchase fixed and variable rate loans (mortgage loan pipeline) of $1.7 billion.

     The servicing portfolio of FNMC (including loans subserviced for others and excluding loans serviced for the Bank) approximates $46.6 billion and 695,237 loans as of December 31, 1997. The servicing portfolio of FNMC, including loans serviced for the Bank, approximates $61.8 billion and 811,036 loans as of December 31, 1997. Substantially all of FNMC's loans are serviced in a 230,000 square-foot facility in Frederick, Maryland.

     Since the FN Acquisition, the Company has sold fixed rate and adjustable rate loans secured by 1-4 unit residential real estate to FNMA, FHLMC, and private investors. Mortgage loan sales totalled $5.5 billion and $4.9 billion in 1997 and 1996, respectively.

     Old FNB and Old California Federal occasionally sold 1-4 unit residential loans under recourse provisions; such liabilities were assumed by the Company in the FN and Cal Fed Acquisitions. As of December 31, 1997, the balance of 1-4 unit residential loans sold with certain recourse provisions was $355.8 million.

     The Company, through FNMC, has generally retained the right to service the loans it has sold. FNMC collects from the borrower payments of principal and interest and, after retaining a servicing fee, remits the balance to the investors.

     In accounting for its mortgage loan sales prior to April 1, 1995, a gain or loss was recognized based on the sum of three components: (i) the difference between the cash proceeds of the loan sales and the Company's book value of the loans; plus (ii) the "excess servicing," if any; less (iii) provisions for estimated losses to be incurred from limited recourse obligations, if any. Excess servicing resulted in a capitalized asset that reflects the discounted present value of any difference between the interest rate received from the borrower and the interest rate passed through to the purchaser of the loan, less a "normal servicing fee" (dependent upon loan type), which is retained as compensation for future servicing costs. The amount of excess servicing recognized in any particular loan sale depended significantly upon three factors for which estimates or assumptions were employed: (i) the estimated life of the loans, (ii) the discount rate used in calculating discounted present value and (iii) the "normal servicing fee."

     Effective April 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122") which requires that, when a mortgage loan is sold and MSRs are retained, a portion of the cost of originating a mortgage loan be allocated to the MSR based on its fair market value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Mortgage Banking Operations" for a description of SFAS No. 122.

     The servicing asset is amortized in proportion to, and over the period of, estimated net servicing income. The Company monitors the prepayments on the loans serviced for investors and reduces the balance of the asset if the actual prepayments are in excess of the estimated prepayment trends used to record the original asset. The Company's assumptions relative to the prepayment speed, discount and servicing fee rates are revised periodically to reflect current market conditions and regulatory requirements.

     At December 31, 1997, FNMC owned rights to service approximately $42.4 billion of whole loans, participation interests and mortgage-backed securities for others. These loans had an average balance of $64,700, a weighted average coupon rate of 8.10%, a weighted average maturity of 272 months and a service fee spread of .43%. The greater than 30 day delinquency rate on these loans at December 31, 1997 was 2.94%. The Company subserviced for others approximately $4.2 billion of whole loans, participation interests and mortgage-backed securities. These loans had an average balance of $90,616, a weighted average coupon rate of 8.09% and a weighted average remaining maturity of 270 months. The servicing fee collected on these loans is passed through to the primary servicer with the Company retaining a flat subservice fee that is netted out of the monthly remittance. The greater than 30 day delinquency rate on these loans is 5.22%. For the year ended December 31, 1997, gross revenue for servicing activities (residential loan servicing and ancillary fees) totalled $235.7 million.

     A decline in long-term interest rates generally results in an acceleration of mortgage loan prepayments. Higher than anticipated levels of prepayments generally cause the accelerated amortization of MSRs and generally will result in a reduction of the market value of MSRs and in the Company's servicing fee income. To reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company hedged the change in value of its MSRs based on changes in interest rates.

     At December 31, 1997, the Company, through FNMC, was a party to several interest rate floor contracts maturing from October 2001 through June 2002. The Company paid counterparties a premium in exchange for cash payments in the event that the 10-year Constant Maturity Treasury rate falls below the negotiated strike prices. At December 31, 1997, the notional amount of the interest rate floors was $970 million and the negotiated strike prices were between 5.0% and 6.5%. In addition, the Company, through FNMC, entered into principal-only swap agreements with a notional amount of $99 million. The estimated market values of the interest rate floor contracts and swaps designated as hedges against MSRs at December 31, 1997 were $18.0 million and $13.5 million, respectively.

     On October 2, 1995, in the LMUSA 1995 Purchase, FNMC purchased the stock of Lomas Mortgage Services Inc. (now known as FNMC Mortgage Services, Inc.), which was a 33% owner of Lomas Mortgage Partnership L.P. (now known as First Nationwide Mortgage Partnership LP ("FNMP")) and its managing general partner. FNMP owned the MSRs to approximately $2.3 billion of loans serviced for FNMA, GNMA, FHLMC and private investors. FNMP's investment in such MSRs and its other assets were partially funded by independent bank lines of credit totalling approximately $24.8 million and its servicing duties were performed by FNMC under a subservicing contract. As of January 1, 1998, FNMC purchased the other 67% of FNMP.

NON-PERFORMING ASSETS

     Non-performing assets consist of non-performing loans, foreclosed real estate and repossessed assets. The Company's exposure to losses relative to certain assets acquired in the FN Acquisition that became non-performing or otherwise problematic prior to November 30, 1996 was mitigated to the extent the Bank was able to put such loans to Granite under the Put Agreement. See "-- Other Activities -- the Put Agreement."

     Classification of Assets

     Savings associations are required to classify their assets on a regular basis, establish prudent allowances for loan losses and make quarterly reports of troubled asset classification to the OTS. Assets must be classified as "pass," "special mention," "substandard," "doubtful" or "loss." An asset is generally designated as "special mention" if potential weaknesses are identified that, if left uncorrected, would result in deterioration of the repayment prospects for the asset. An asset, or a portion thereof, is generally classified as "substandard" if it possesses a well-defined weakness which could jeopardize the timely liquidation of the asset or realization of the collateral at the asset's book value. Thus, these assets are characterized by the possibility that the association will sustain some loss if the deficiencies are not corrected. An asset, or portion thereof, is classified as "doubtful" if identified weaknesses make collectibility or liquidation in full highly questionable and improbable. An asset, or a portion thereof, that is considered to be uncollectible is classified "loss." It should be noted that the Bank does not maintain assets in a loss classification category; rather, the carrying value of all troubled assets is reduced by any amount considered to be uncollectible. The OTS has the authority to approve, disapprove or modify any asset classification or any amount established as an allowance pursuant to such classification. Savings associations must maintain adequate general valuation allowances in accordance with generally accepted accounting principles and federal regulations for assets classified as "substandard" or "doubtful" and either immediately write off assets classified as "loss" or establish specific valuation allowances equal to the amounts classified as "loss."

     The Bank has a comprehensive process for classifying assets, and asset reviews are performed on a periodic basis. Such reviews are prioritized according to an asset's risk characteristics, such as loan size, collateral type and/or location, and potential loan performance problems. The objective of the review process is to identify significant trends and determine the levels of loss exposure to the Company that would require increases to specific and general valuation allowances.

     Loan Portfolio Risk Elements

     When a borrower fails to make a contractually required payment on a loan, the loan is characterized as delinquent. In most cases delinquencies are cured promptly; however, foreclosure proceedings, and in some cases workout proceedings, are generally commenced if the delinquency is not cured. The procedures for foreclosure actions vary from state to state, but generally if the loan is not reinstated within certain periods specified by statute, the property securing the loan can be acquired through foreclosure by the lender. While deficiency judgments against the borrower are available in some of the states in which the Company originates loans, the value of the underlying collateral property is usually the principal source of recovery available to satisfy the loan balance.

     In general, loans are placed on nonaccrual status after being contractually delinquent for more than 90 days. When a loan is placed on nonaccrual status, all interest previously accrued but not received is reversed and the loan is considered non-performing. The Company may modify or restructure a loan as a result of a borrower's inability to service the obligation under the original terms of the loan agreement.

     The following table indicates the carrying value of the Company's loans, excluding Covered Assets, which have been placed on nonaccrual status, as well as the carrying value of foreclosed real estate and repossessed assets, at the dates indicated:

                                                              December 31
                                         ---------------------------------------------------
                                         1997        1996        1995       1994        1993
                                         ----        ----        ----       ----        ----
                                                         (dollars in millions)
Non-performing loans:
    Real estate:
         1-4 unit residential            $165        $146        $136       $133        $ 2
         5+ unit residential               12          13          23         24          9
         Commercial and other               6           9           9         11         --
         Land                              --          --          --          7         --
         Construction                       2           1          --          2         --
                                         ----        ----        ----       ----        ---
             Total real estate            185         169         168        177         11
    Equity-line and consumer                7           3           3          4         --
                                         ----        ----        ----       ----        ---
         Total non-performing loans       192         172         171        181         11
Foreclosed real estate, net                77          52          49         37         --
Repossessed assets                          3          --          --         --         --
                                         ----        ----        ----       ----        ---
         Total non-performing assets     $272(a)     $224(b)     $220       $218        $11
                                         ====        ====        ====       ====        ===

Non-performing loans as a percentage
    of the Bank's loans receivable       0.99%       1.69%       1.94%      1.81%     37.61%(c)
                                         ====        ====        ====        ====     =====

Non-performing assets as a percentage
    of the Bank's total assets           0.87%       1.36%       1.50%       1.49%     0.98%
                                         ====        ====        ====        ====      ====

     --------------
     (a) Includes $70.2 million of assets acquired in the Cal Fed Acquisition.

     (b) Includes $74.5 million of non-performing assets acquired in the 1996 Acquisitions and in the LMUSA 1996 Purchase.

     (c) The significant percentage of non-performing loans to loans receivable at December 31, 1993 reflects the small balance of loans receivable of $29 million at December 31, 1993.

     Interest income of $6.8 million was received and recognized by the Company for nonaccrual loans during the year ended December 31, 1997, instead of $15.9 million which would have been recognized had the loans performed in accordance with their original terms. Parent Holdings has had no loans contractually past due 90 days or more on accrual status in the past five years.

     The following table indicates loans classified by the Company as troubled debt restructurings, net of purchase accounting adjustments, and excluding Covered Assets, at the dates indicated:

                                        At December 31,
                               --------------------------------
                               1997   1996   1995   1994   1993
                               ----   ----   ----   ----   ----
                                        (in millions)
Real estate:
1-4 unit residential           $  2   $  3   $  8   $ 19   $ --
5+ unit residential               7     55    147    204     --
Commercial and other             26     29     79    110     --
                               ----   ----   ----   ----   ----
    Total restructured loans   $ 35   $ 87   $234   $333   $ --
                               ====   ====   ====   ====   ====

     For the year ended December 31, 1997, interest income of $3.5 million was recognized on restructured loans instead of the $3.6 million which would have been recognized had the loans been performing in accordance with their original terms. There were no non-real estate restructured loans in any of the past five years.

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

     The following table summarizes activity in the Company's allowance for loan losses during the periods indicated:

                                                                       Year ended December 31,
                                                               -------------------------------------
                                                               1997   1996     1995    1994     1993
                                                               ----   ----     ----    ----     ----
                                                                                (in millions)
Balance at beginning of period                                 $247   $210     $203    $  2     $ 15
     Purchases - SFFed Acquisition                               --     40       --      --       --
     Purchases - Home Federal Acquisition                        --      5       --      --       --
     Purchases - FN Acquisition                                  --     --       --     202       --
     Purchases - Cal Fed Acquisition                            144     --       --      --       --
     Allowance on purchased indirect auto loans                  20     --       --      --       --
     Provision for loan losses                                   80     40       37       6        1
     Charge-offs:
         1-4 unit residential                                  (38)    (35)     (28)     (4)      --
         5+ unit residential and commercial real estate         (8)     (4)(a)   --(a)   (4)(a)   --
         Consumer and other                                    (10)     (6)      (5)     (1)      (1)
         Non-real estate commercial                              --      --      --      --       (1)
                                                               ----   ----     ----    ----    -----
              Total charge offs                                (56)    (45)     (33)     (9)      (2)
     Recoveries                                                   4      3        3       2        1
                                                               ----   ----     ----    ----    -----
         Net charge-offs                                       (52)    (42)     (30)     (7)      (1)
     Allowance for losses assigned to loans sold                 --     (6)      --      --      (13)
                                                               ----   ----     ----    ----    -----
Balance at end of period                                       $439   $247     $210    $203    $   2
                                                               ====   ====     ====    ====    =====

--------------
(a) Lack of activity reflects the utilization of the Put Agreement, which expired in November 1996.

     Although the general loan loss allowance has been allocated by type of loan for internal valuation purposes, all such allowance, with the exception of the $20 million applicable to Auto One loans (which are accounted for on a static pool method), is available to support any losses which may occur, regardless of type, in the Company's loan portfolio.

     The following table sets forth the allocation of the Company's allowance for loan losses at the dates indicated:

                                          Year ended December 31,
                                    --------------------------------
                                    1997   1996   1995   1994   1993
                                    ----   ----   ----   ----   ----
                                             (in millions)
Specific allowance:
  Real estate loans:
    1-4 unit residential            $ --   $ --   $  1   $  4   $ --
    5+ unit residential and
      commercial real estate           8      6     --     --     --
                                    ----   ----   ----   ----   ----
         Total specific allowance      8      6      1      4     --
                                    ----   ----   ----   ----   ----
General allowance:
  Real estate loans:
    1-4 unit residential             202    123    115    105      2
    5+ unit residential and
      commercial real estate         190    109     85     85     --
                                    ----   ----   ----   ----   ----
         Total real estate loans     392    232    200    190      2
  Equity-line and consumer loans      39      9      9      9     --
                                    ----   ----   ----   ----   ----
         Total general allowance     431    241    209    199      2
                                    ----   ----   ----   ----   ----
         Total allowance for
           loan losses              $439   $247   $210   $203   $  2
                                    ====   ====   ====   ====   ====

     The table below provides the Company's ratios of net charge-offs on loans during the period indicated to average outstanding loan balances for the years indicated:

                                            Year ended December 31,
                                     ------------------------------------
                                     1997    1996    1995    1994    1993
                                     ----    ----    ----    ----    ----
Real estate:
    1-4 unit residential             0.25%   0.55%   0.47%   0.06%   1.26%
    5+ unit residential and
         commercial real estate      0.15    0.09      --    0.10    0.19
Consumer and other                   1.72    1.86    1.00    0.23    0.24
Non-real estate commercial             --      --      --      --    1.29

     Impaired Loans

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Problem and Potential Problem Assets" for a discussion of the Company's impaired loans as of December 31, 1997 and 1996.

INVESTMENT ACTIVITIES

     The Bank is required by OTS regulations to maintain a specified minimum amount of liquid assets which may be invested in specified securities. The Bank is also permitted to invest in certain other types of securities. Securities balances (including cash equivalent securities) exceeding minimum federal requirements are subject to change over time based on the Bank's asset/liability funding needs and interest rate risk management objectives. The Bank's liquidity levels take into consideration anticipated future cash flows and all available sources of credit. Liquidity is maintained at levels management believes are appropriate to assure future flexibility in meeting anticipated funding needs including deposit withdrawal requests, loan funding commitments, and other investment or restructuring requirements. See "--Regulation of the Bank--Liquid Assets."

     Cash Equivalents

     The Company sells federal funds, purchases securities under agreements to resell, and invests in interest-bearing deposits in other banks from time to time to help meet the Bank's regulatory liquidity requirements and as temporary holdings until the funds can be otherwise deployed or invested.

     Securities Available for Sale

     Parent Holdings adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") effective January 1, 1994. On November 15, 1995, the Financial Accounting Standards Board ("FASB") issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the "Special Report"). The Special Report provided all entities an opportunity to reassess their ability and intent to hold securities to maturity and allowed a one-time reclassification of securities from held-to-maturity to available-for-sale without "tainting" the remaining held-to-maturity securities. On December 29, 1995, the Company reclassified $231.8 million in carrying value of U.S. government and agency securities from held-to-maturity to securities available for sale, and recorded an increase of $1.9 million and $.5 million in stockholder's equity and minority interest-Hunter's Glen, respectively, for the net unrealized gain on such securities.

     The following summarizes the amortized cost and estimated fair value of the Company's securities available for sale at the dates indicated (in thousands):

                                                                   December 31, 1997
                                              ------------------------------------------------------------
                                                                                        Net
                                              Amortized   Unrealized   Unrealized   Unrealized   Carrying
                                                Cost         Gains       Losses        Gain        Value
                                                ----         -----       ------        ----        -----
Marketable equity securities                  $     --       $ --        $   --        $ --       $     --
U.S. government and agency obligations         812,716        957          (588)        369        813,085
                                              --------       ----        ------        ----       --------
    Total                                     $812,716       $957        $ (588)        369       $813,085
                                              ========       ====        ======                   ========
Minority interest - Hunter's Glen                                                       (65)
Estimated tax effect                                                                    (47)
                                                                                       ----
    Net unrealized holding gain
         in stockholder's equity                                                       $257
                                                                                       ====

                                                                   December 31, 1996
                                              ------------------------------------------------------------
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
                                                                                      =======

                                                                   December 31, 1995
                                              ------------------------------------------------------------
                                                                                        Net
                                              Amortized   Unrealized   Unrealized   Unrealized   Carrying
                                                Cost         Gains       Losses        Gain        Value
                                                ----         -----       ------        ----        -----
Marketable equity securities                  $ 34,000      $80,068      $ --         $80,068    $114,068
U.S. government and agency obligations         231,794        2,768       (69)          2,699     234,493
                                              --------      -------      ----         -------    --------
    Total                                     $265,794      $82,836      $(69)         82,767    $348,561
                                              ========      =======      ====                    ========
FDIC portion of unrealized gain on
    marketable equity securities                                                      (34,534)
Minority interest - Hunter's Glen                                                      (8,682)
Estimated tax effect                                                                   (4,822)
                                                                                      -------
    Net unrealized holding gain
         in stockholder's equity                                                      $34,729
                                                                                      =======

     Marketable equity securities available for sale at December 31, 1996 represented approximately 5.93% of the outstanding stock of Affiliated Computer Services ("ACS"), with a cost basis of $27 million. The ACS stock represents the only marketable equity security classified as available for sale at December 31, 1996 and 1995. Pursuant to the terms of a settlement agreement dated June 17, 1991, between the Bank, ACS, and the FDIC, the FDIC was entitled to share in a defined portion of the proceeds from the sale of the stock, which, at December 31, 1995, approximated $34.5 million and which was recorded in other liabilities. On June 28, 1996, the Bank sold 2,000,000 shares of its investment in common stock of ACS for gross proceeds totalling $92.3 million from which it satisfied its full obligation to the FDIC and recognized a pre-tax gain of $40.4 million. The Bank's remaining shares of ACS stock were sold in October 1997, resulting in a pre-tax gain of approximately $25.0 million.

     Securities Held to Maturity

     The following summarizes the amortized cost and estimated fair value of the Company's securities held to maturity at the dates indicated:

                                                             December 31,
                                  ----------------------------------------------------------------
                                          1997                  1996                 1995
                                  --------------------  --------------------  --------------------
                                             Estimated             Estimated             Estimated
                                  Amortized    Fair     Amortized    Fair     Amortized    Fair
                                    Cost       Value      Cost       Value      Cost       Value
                                    ----       -----      ----       -----      ----       -----
                                                           (in millions)
U. S. government and agency
    obligations                      $--        $--        $ 4        $ 4        $--        $--
Municipal and other securities        --         --         --         --          1          1
Commercial paper                      58         58         --         --         --         --
                                     ---        ---        ---        ---        ---        ---
    Total                            $58        $58        $ 4        $ 4        $ 1        $ 1
                                     ===        ===        ===        ===        ===        ===

     The weighted average stated interest rate on the Company's securities held to maturity was 5.32%, 6.85% and 8.25% at December 31, 1997, 1996 and 1995,
respectively.

      Mortgage-Backed Securities Available for Sale

     The following summarizes the amortized cost and estimated fair value of the Company's mortgage-backed securities ("MBS") available for sale at the dates indicated (in thousands):

                                                                   December 31, 1997
                                         ---------------------------------------------------------------------
                                                           Gross         Gross          Net
                                           Amortized     Unrealized   Unrealized     Unrealized     Carrying
                                             Cost          Gains        Losses          Gain          Value
                                             ----          -----        ------          ----          -----
Mortgage-backed securities:
   GNMA                                  $   249,023    $     2,710   $        --    $     2,710   $   251,733
   FNMA                                    2,408,173         17,519        (5,923)        11,596     2,419,769
   FHLMC                                   1,197,867         20,097          (548)        19,549     1,217,416
   Other MBS                                 574,625          5,371          (111)         5,260       579,885
   Collateralized mortgage obligations       606,965          2,698        (1,868)           830       607,795
                                                                                                   -----------
     Total                               $ 5,036,653    $    48,395   $    (8,450)        39,945   $ 5,076,598
                                         ===========    ===========   ===========                  ===========
Minority interest - Hunter's Glen                                                         (6,968)
Estimated tax effect                                                                      (5,105)
                                                                                     -----------
   Net unrealized holding gain
     in stockholder's equity                                                         $    27,872
                                                                                     ===========

                                                                   December 31, 1996
                                         ---------------------------------------------------------------------
                                                                                        Net
                                           Amortized     Unrealized   Unrealized     Unrealized     Carrying
                                             Cost          Gains        Losses          Gain          Value
                                             ----          -----        ------          ----          -----
Mortgage-backed securities:
   GNMA                                  $    67,130    $       652   $       (95)   $       557    $    67,687
   FNMA                                      523,894          5,113        (5,042)            71        523,965
   FHLMC                                     626,267         17,115          (310)        16,805        643,072
   Collateralized mortgage obligations       364,675            497        (1,244)          (747)       363,928
                                         -----------    -----------   -----------    -----------    -----------
     Total                               $ 1,581,966    $    23,377   $    (6,691)        16,686    $ 1,598,652
                                         ===========    ===========   ===========                   ===========
Minority interest - Hunter's Glen                                                         (3,004)
Estimated tax effect                                                                      (1,669)
                                                                                     -----------
   Net unrealized holding gain
     in stockholder's equity                                                         $    12,013
                                                                                     ===========

                                                                   December 31, 1995
                                         ---------------------------------------------------------------------
                                                           Gross         Gross          Net
                                           Amortized     Unrealized   Unrealized     Unrealized     Carrying
                                             Cost          Gains        Losses          Gain          Value
                                             ----          -----        ------          ----          -----
Mortgage-backed securities:
   GNMA                                  $    14,018    $       906   $        --    $       906    $    14,924
   FNMA                                      294,070          5,643            --          5,643        299,713
   FHLMC                                     801,393         19,671            (1)        19,670        821,063
   Collateralized mortgage obligations       345,699            793        (4,678)        (3,885)       341,814
                                         -----------    -----------   -----------    -----------    -----------
     Total                               $ 1,455,180    $    27,013   $    (4,679)        22,334    $ 1,477,514
                                         ===========    ===========   ===========                   ===========
Minority interest - Hunter's Glen                                                         (4,020)
Estimated tax effect                                                                      (2,233)
                                                                                     -----------
   Net unrealized holding gain
     in stockholder's equity                                                         $    16,081
                                                                                     ===========

     On December 29, 1995, the Company reclassified $1.5 billion in carrying value of mortgage-backed securities from held-to-maturity to mortgage-backed securities available for sale. This reclassification resulted in a net after-tax increase in the unrealized gain account in stockholder's equity and minority interest-Hunter's Glen of $16.1 million and $4.0 million, respectively.

     At December 31, 1997, 1996 and 1995, mortgage-backed securities available for sale included securities totalling $1.4 billion, $53.0 million and $63.4 million, respectively, which resulted from the securitization of certain qualifying mortgage loans from the Bank's, Old California Federal's and San Francisco Federal's loan portfolios.

     Mortgage-backed securities available for sale included $4.6 billion, $1.1 billion and $979.0 million of variable-rate securities as of December 31, 1997, 1996 and 1995, respectively.

     Parent Holdings maintains a significant portfolio of mortgage-backed securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and the credit risk of default which arises in holding a portfolio of loans to maturity. By investing in mortgage-backed securities, management seeks to achieve a positive spread over the cost of funds used to purchase these securities. Mortgage-backed securities available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholder's equity. Premiums and discounts on the purchase of mortgage-backed securities are amortized or accreted as a yield adjustment over the life of the securities using the interest method, with the amortization or accretion effect of prepayments being adjusted based on revised estimates of future repayments.

     Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings. Mortgage-backed securities issued or guaranteed by GNMA are generally weighted at 0% for risk-based capital purposes. Mortgage-backed securities issued or guaranteed by FNMA or FHLMC (except interest-only securities or the residual interests in collateralized mortgage obligations ("CMOs")) are generally weighted at 20% for risk-based capital purposes, compared to a weight of 50% to 100% for residential loans. See "--Regulation--Regulation of the Bank."

     The Company held privately issued CMOs with an aggregate carrying value of $316.1 million at December 31, 1997. The largest such investment held by the Company at December 31, 1997 is a CMO issued by Salomon Brothers Inc., with an aggregate carrying value and market value of $54 million and $55 million, respectively.

     At December 31, 1997, all of the mortgage-backed securities held by Parent Holdings had one of the two highest credit ratings from one or more of the national securities rating agencies except for $76 million, of which $74 million are non-rated CMO residual class securities formed by Old California Federal from its own originations of residential mortgages. Such credit rating, however, may be subject to revision or withdrawal at any time by such rating agencies. The mortgage-backed securities which Parent Holdings purchases and maintains in its portfolio include certain CMOs. A CMO is a special type of pay-through debt obligation in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules and a residual class of the CMO security being sold, with each such class possessing different risk characteristics. The residual interest sold represents any residual cash flows which result from the excess of the monthly receipts generated by principal and interest payments on the underlying mortgage collateral and any reinvestment earnings thereon, less the cash payments to the CMO holders and any administrative expenses. As a matter of policy, due to the risk associated with residual interests, the Company does not invest in the residual interests of CMOs.

     Mortgage-backed Securities Held to Maturity

     A summary of the Company's mortgage-backed securities held to maturity at the dates indicated is as follows:

                                           December 31,
            --------------------------------------------------------------------------
                     1997                     1996                      1995
            ----------------------    ---------------------     ----------------------
                         Estimated                Estimated                  Estimated
            Amortized      Fair       Amortized      Fair       Amortized      Fair
              Cost         Value        Cost         Value        Cost         Value
              ----         -----        ----         -----        ----         -----
                                           (in millions)
FNMA          $1,018       $1,038       $1,214       $1,232       $  533       $  548
FHLMC            318          333          406          420          988        1,016
Other              2            2            2            2            3            3
              ------       ------       ------       ------       ------       ------
    Total     $1,338       $1,373       $1,622       $1,654       $1,524       $1,567
              ======       ======       ======       ======       ======       ======

     The weighted average stated interest rate on the Company's mortgage-backed securities held to maturity was 7.33%, 7.27% and 7.46% at December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, 1996 and 1995, mortgage-backed securities held to maturity included variable rate securities totalling $1.3 billion, $1.6 billion and $1.5 billion, respectively, which resulted from the securitization with FNMA and FHLMC of certain qualifying mortgage loans from the Bank's, Old California Federal's and San Francisco Federal's loan portfolios with full recourse to the Bank.

     For the years ended December 31, 1997, 1996 and 1995, the Company did not sell any of its mortgage-backed securities held to maturity.

     Mortgage-backed securities held to maturity are carried at amortized cost rather than the lower of cost or market, unless there is evidence of a decline other than a temporary decline in value. Permanent declines in value are charged to income in the periods in which the declines are determined. Premiums and discounts on the purchase of mortgage-backed securities are amortized or accreted as a yield adjustment over the life of the securities using the interest method, with the amortization or accretion effect of prepayments being adjusted based on revised estimates of future repayments.

SOURCES OF FUNDS

     General

     Deposits, sales of securities under agreements to repurchase, advances from the FHLB of San Francisco, sales, maturities and principal repayments on loans and mortgage-backed securities and issuances of preferred stock have been the major sources of funds for use in the Company's lending and investment activities and other general business purposes. Management closely monitors rates and terms of competing sources of funds on a daily basis and utilizes the source which is most cost-effective. The availability of funds from sales of loans and securities is influenced by the levels of general interest rates and other market conditions. For additional information regarding the Company's sources of funds, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity" and the Company's Consolidated Statements of Cash Flows set forth in its Consolidated Financial Statements.

     Loan principal and interest payments are a relatively stable source of funds, while customer deposit inflows and outflows and loan repayments and prepayments are influenced significantly by the levels of general interest rates and money market conditions, and may fluctuate widely. Borrowings may be used to compensate for reductions in normal sources of funds such as customer deposits.

     Deposits

     The Company, through the Bank, offers a variety of deposit accounts designed to attract both short-term and long-term deposits. There are no rate limitations on any type of deposit account presently offered by the Bank. The ability of the Bank to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and prevailing market conditions. The following table shows the distribution of deposits by type of account at the dates indicated:

                                                                   At December 31,
                                        ----------------------------------------------------------------------
                                                1997                    1996                   1995
                                        ----------------------  ---------------------  -----------------------
                                                     Percent                Percent                  Percent
                                        Amount     of Deposits  Amount    of Deposits  Amount      of Deposits
                                        ------     -----------  ------    -----------  ------      -----------
                                                               (dollars in millions)
Transaction accounts:

    Passbook accounts                   $ 2,162       13.4%     $  841        10.0%    $   664         6.5%
    Demand deposits:
         Interest-bearing                 1,149        7.1         510         6.0         684         6.7
         Noninterest-bearing              1,179        7.3         729         8.6         697         6.8
    Money market deposit accounts         1,270        7.9         881        10.4       1,443        14.2
                                        -------      -----      ------       -----      ------       -----
         Total transaction accounts       5,760       35.7       2,961        35.0       3,488        34.2
Term accounts                            10,390       64.3       5,503        65.0       6,696        65.8
                                        -------      -----      ------       -----      ------       -----
                                         16,150      100.0%      8,464       100.0%     10,184       100.0%
                                                     =====                   =====                   =====
Accrued interest payable                     52                     32                      51
Purchase accounting adjustments, net          1                      6                       7
                                        -------                 ------                 -------
Total                                   $16,203                 $8,502                 $10,242
                                        =======                 ======                 =======

     Total deposits at December 31, 1997, 1996 and 1995 include escrow balances for loans serviced for others of $702 million, $550 million and $348 million, respectively. Deposit balances, excluding purchase accounting adjustments, averaged $16.7 billion, $9.2 billion and $9.9 billion during 1997, 1996 and 1995, respectively, with average interest rates of 4.55%, 4.66% and 4.67%, respectively. The weighted average stated interest rates on deposits at December 31, 1997, 1996 and 1995 were 4.52%, 4.53% and 4.67%, respectively.

     The following table presents the average balance and weighted average rate paid on each deposit type of California Federal for the periods indicated, excluding the impact of purchase accounting adjustments:

                                                    Years ended December 31,
                                  -------------------------------------------------------------
                                          1997                 1996                 1995
                                  --------------------  -------------------  ------------------
                                  Average     Average   Average    Average   Average   Average
                                  Balance    Rate Paid  Balance   Rate Paid  Balance  Rate Paid
                                  -------    ---------  -------   ---------  -------  ---------
                                                     (dollars in millions)
Transaction accounts:
   Passbook accounts               $ 1,874      3.65%   $ 1,154      2.72%   $   666      2.20%
   Demand deposits:
     Interest-bearing                1,150      1.07        289      1.87        699      1.00
     Noninterest-bearing             1,280        --        825        --        583        --
   Money market deposit accounts     1,408      3.56        946      3.39      1,581      3.22
Term accounts                       11,008      5.73      6,032      6.00      6,398      6.10
                                   -------   -------    -------   -------    -------   -------
   Total                           $16,720      4.55%   $ 9,246      4.66%   $ 9,927      4.67%
                                   =======   =======    =======   =======    =======   =======

     The following table sets forth the scheduled maturities of California Federal's term accounts by stated interest rate at December 31, 1997:

                                                          2001 and
                           1998       1999        2000   thereafter   Total
                           ----       ----        ----   ----------   -----
                                             (in millions)
3.00% or less             $    1     $   --      $ --      $ --      $     1
3.01 - 4.00%                  --         --        --        --           --
4.01 - 5.00%                 229         13        --         1          243
5.01 - 6.00%               6,753      1,776        80       119        8,728
6.01 - 7.00%                 754        249       102       145        1,250
7.01 - 8.00%                  50         23        37        44          154
8.01 - 9.00%                   6          5        --        --           11
9.01 - 10.00%                  2         --        --        --            2
Over 10.00%                   --         --         1        --            1
                          ------     ------      ----      ----      -------
   Total term accounts    $7,795     $2,066      $220      $309      $10,390
                          ======     ======      ====      ====      =======

     The following table sets forth remaining maturities for California Federal's term deposits in amounts of $100,000 or more at December 31, 1997 (in millions):

         3 months or less                                             $  501
         Over 3 months but within 6 months                               242
         Over 6 months but within 12 months                              729
         Over 12 months                                                  508
                                                                      ------
                                                                      $1,980
                                                                      ======

     At December 31, 1997, the aggregate amount outstanding of certificates of deposit of $100,000 or larger at the Company was $1.98 billion, compared with $871 million and $690 million at December 31, 1996 and 1995, respectively. Deposits held by foreign investors at the Bank totalled $93 million, $58 million and $63 million at December 31, 1997, 1996 and 1995, respectively.

     The Bank's deposit accounts are held primarily by individuals residing in the vicinity of its retail branch offices located in California, Florida and Nevada. The Bank has emphasized, and will continue to emphasize, a retail branch network for attracting deposits. Key market areas, particularly the West Coast region, will continue to be targeted for expansion of retail deposits and the cross-selling of additional consumer products.

     When cost-effective relative to other sources of funding, the Bank issues certificates of deposit through direct placement programs and national investment banking firms ("Brokered Deposits"). These deposits are usually in amounts less than $100,000 and are obtained from a diverse customer base. While these funds are generally more costly than traditional passbook and money market deposits and more volatile as a source of funds because of their sensitivity to the rates offered, they supplement retail customer deposits in raising funds for financing and liquidity purposes. At December 31, 1997, California Federal had $363 million of Brokered Deposits outstanding, representing 2.25% of total deposits.

     Borrowings

     The Company and the Bank utilize various borrowings as alternative sources of funds for its business needs. These sources have included securities sold under agreements to repurchase, FHLB advances, subordinated debentures and the purchase of federal funds.

     Short-term Borrowings

     Short-term borrowings consist of (i) securities sold under agreements to repurchase, (ii) federal funds purchased and (iii) short-term FHLB advances. These instruments are discussed more fully in the subsequent sections.

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

                                              At or for the year ended December 31,
                                              -------------------------------------
                                                   1997      1996      1995
                                                   ----      ----      ----
                                                     (dollars in millions)
Securities sold under agreements to repurchase:
    Average balance outstanding                   $2,275    $1,931    $1,351
    Maximum amount outstanding at any
         month end during the period               2,870     2,424     1,965
    Balance outstanding at end of period           1,829     1,510       698
    Average interest rate during the period         5.68%     5.70%     6.53%
    Average interest rate at end of period          5.78%     5.88%     6.06%

Federal Funds Purchased
    Average balance outstanding                   $   95    $   65    $   37
    Maximum amount outstanding at any
         month end during the period                 153       135        75
    Balance outstanding at end of period             130        25        55
    Average interest rate during the period         5.59%     5.41%     6.09%
    Average interest rate at end of period          6.50%     7.50%     6.00%

FHLB advances:
    Average balance outstanding                   $5,561    $2,455    $  862
    Maximum amount outstanding at any
         month end during the period               6,606     3,141     1,487
    Balance outstanding at end of period           5,263     2,741     1,487
    Average interest rate during the period         5.76%     5.83%     7.19%
    Average interest rate at end of period          5.88%     5.78%     6.12%

     At December 31, 1997, the Company had an estimated additional secured borrowing capacity of $4.9 billion with the FHLB and other sources.

     Securities Sold Under Agreements to Repurchase

     The Company enters into reverse repurchase agreements whereby it sells marketable U.S. government and mortgage-backed securities and CMOs with a commitment to repurchase the securities at a specified price and on a specified date. These agreements are recorded as financings, and the obligation to repurchase assets sold is reflected as a liability on the consolidated balance sheet. The dollar amount of assets underlying the agreements remains in the asset accounts. The securities underlying the agreements are delivered to the dealers who arranged the transactions. The counterparty to the repurchase agreement may have loaned the securities to other parties in the normal course of their operations; however, all agreements require that the identical securities be resold to the Company at the maturity of the agreements. In order to reduce possible risks associated with these borrowing transactions, the reverse repurchase agreements are generally entered into with national investment banking firms and major commercial banks which are primary dealers in these securities.

     Federal Funds Purchased

     California Federal must meet legal reserve requirements on a daily basis by (i) maintaining a specified total amount of deposits at the Federal Reserve Bank and (ii) vault cash. Occasionally, the Bank may borrow funds from another bank with excess reserves to meet its requirements for the day. These borrowings are repaid with interest at maturity based on the federal funds rate. The Bank places U.S. government securities in a custody account for the seller until the funds are repaid and records a liability on its books.

     FHLB Advances

     The FHLB functions in a credit capacity for savings institutions and certain other home financing institutions. A savings association may generally borrow from its district FHLB through advances secured by its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the U.S. government). A savings association is required to hold a minimum amount of capital stock of the FHLB based upon a percentage of its outstanding home mortgage loans and similar obligations, a percentage of its outstanding advances from the FHLB or a certain percentage of total assets. Such advances may be made pursuant to several different credit programs made available from time to time by the FHLB to meet seasonal activity and other withdrawals of deposit accounts and to expand lending, each of which has its own interest rate and range of maturities. The FHLB prescribes the acceptable uses, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of the institution's net worth or on the FHLB's assessment of the institution's creditworthiness.

     The following table presents the carrying value and weighted average rate paid on FHLB advances for the periods indicated, excluding accrued interest payable and the impact of purchase accounting adjustments (dollars in millions):

                                 1997                 1996                 1995
                          ------------------   ------------------   ------------------
                          Carrying   Average   Carrying   Average   Carrying   Average
                           Value      Rate      Value      Rate      Value      Rate
                           -----      ----      -----      ----      -----      ----
Fixed-rate borrowings      $5,447     5.88%     $3,565     5.93%     $1,790     6.68%
Variable-rate borrowings    4,074     5.95         854     5.67         250     6.02
                           ------     ----      ------     ----      ------     ----
     Total FHLB advances   $9,521     5.91%     $4,419     5.88%     $2,040     6.60%
                           ======     ====      ======     ====      ======     ====

     The following table sets forth remaining maturities and weighted average stated interest rates of FHLB advances at December 31, 1997, not including accrued interest payable or purchase accounting adjustments (dollars in millions):


                                           Balance      Weighted
                                           Maturing   Average Rate
                                           --------   ------------
1998                                        $5,263        5.88%
1999                                         3,090        5.94
2000                                         1,150        5.93
2001                                            11        6.50
2002                                             5        6.94
2003 and thereafter                              2        7.83
                                            ------        ----
                                            $9,521        5.91%
                                            ======        ====

     During 1995, the Company prepaid $250 million in FHLB advances resulting in a $2 million extraordinary gain on the early extinguishment of debt, net of tax.

     Interest Rate Swap Agreements

     The Company has used interest rate swap agreements to adjust its interest rate risk exposure on fixed rate FHLB advances. The Company had interest rate swap agreements with a notional principal amount of $400 million outstanding at December 31, 1997. The notional amount does not represent amounts exchanged by the parties and thus, is not a measure of the Company's exposure. The Company pays the variable rate and receives the fixed rate based on LIBOR under these agreements. The differential between these two amounts may change significantly in the future due to fluctuations in market interest rates.

     In order to reduce possible counterparty nonperformance risk, the Company has entered into interest rate swap agreements only with national investment banking firms and the FHLB of San Francisco.

     12 1/2% Senior Notes Due 2003

     On April 17, 1996, Parent Holdings issued $455 million of its 12 1/2% Senior Notes ("12 1/2% Senior Notes"). The notes will mature on April 15, 2003, with interest payable semiannually on April 15 and October 15 of each year. Deferred issuance costs associated with the issuance of the 12 1/2% Senior Notes totalling $18.1 million were recorded in other assets and are being amortized over the term of the 12 1/2% Senior Notes. Discount associated with the issuance of the 12 1/2% Senior Notes totalling $5.2 million is included in the carrying value of the liability and is being accreted over the term of the 12 1/2% Senior Notes.

     The 12 1/2% Senior Notes are redeemable at the option of the Company, in whole or in part at the following redemption prices: (i) on or after April 15, 2000, at 106.25% of the principal amount thereof, plus accrued interest and unpaid interest to the date of redemption, (ii) on or after April 15, 2001, at 103.125% of the principal amount thereof, plus accrued interest and unpaid interest to the date of redemption, and (iii) thereafter, at 100% of the principal amount thereof, plus accrued interest and unpaid interest to the date of redemption.

     The 12 1/2% Senior Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all future senior debt of the Company, if any is issued, and senior to all future subordinated debt of the Company, if any is issued. The 12 1/2% Senior Notes are subordinated to (i) all existing and future liabilities, including deposits, indebtedness and trade payables of its subsidiaries, including FN Holdings and the Bank, and (ii) all preferred stock issued by its subsidiaries, including the Bank Preferred Stock (as defined herein), the REIT Preferred Stock and the FN Holdings Preferred Stock (of which $25 million was outstanding at December 31, 1997). The 12 1/2% Senior Notes are also subordinated to the obligations of FN Holdings under the Tax Sharing Agreement (as defined herein) between and among the Bank, FN Holdings and Mafco Holdings. The terms and conditions of the indenture governing the 12 1/2% Senior Notes (the "12 1/2% Senior Notes Indenture") and the FN Holdings indentures described below impose restrictions that affect, among other things, the ability of the Company or FN Holdings, as the case may be, to incur debt, pay dividends or make distributions, engage in a business other than holding the common stock of FN Holdings, in the case of the Company, or of the Bank and similar banking institutions, in the case of FN Holdings, make acquisitions, create liens, sell assets and make certain investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity."

     12 1/4% Senior Notes Due 2001

     In connection with the FN Acquisition, FN Holdings issued $200 million principal amount of 12 1/4% Senior Notes ("12 1/4% Senior Notes"), including $5.5 million principal amount of 12 1/4% Senior Notes to certain directors and officers of the Bank. The notes will mature on May 15, 2001 with interest payable semiannually on May 15 and November 15. Deferred issuance costs associated with the 12 1/4% Senior Notes' issuance totalling $9.9 million were recorded in other assets and are being amortized over the term of the 12 1/4% Senior Notes.

     The notes are redeemable at the option of FN Holdings, in whole or in part, during the 12-month period beginning May 15, 1999, at a redemption price of 106.125% plus accrued interest to the date of redemption, and thereafter at 100% plus accrued interest. The notes are subordinated to all existing and future liabilities, including deposits and other borrowings of the Bank, the Bank Preferred Stock and the REIT Preferred Stock.

     The terms and conditions of the 12 1/4% Senior Notes indenture impose restrictions that affect, among other things, the ability of FN Holdings to incur debt, pay dividends, make acquisitions, create liens, sell assets and make certain investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity."

     9 1/8% Senior Subordinated Notes Due 2003

     On January 31, 1996, FN Holdings issued $140 million principal amount of the 9 1/8% Senior Subordinated Notes (9 1/8% Senior Subordinated Notes" and together with the 12 1/4% Senior Notes and the 10 5/8% Notes, the "FN Holdings Notes"). The 9 1/8% Senior Subordinated Notes will mature on January 15, 2003 with interest payable semiannually on January 15 and July 15. Deferred issuance costs associated with the issuance of the 9 1/8% Senior Subordinated Notes totalling $7.0 million were recorded in other assets and are being amortized over the term of the 9 1/8% Senior Subordinated Notes.

     The 9 1/8% Senior Subordinated Notes are redeemable at the option of FN Holdings, in whole or in part, during the 12-month period beginning January 1, 2001, at a redemption price of 104.5625% of the principal amount thereof, plus accrued interest and unpaid interest to the date of redemption, and thereafter at 100% of the principal amount thereof, plus accrued and unpaid interest.

     The 9 1/8% Senior Subordinated Notes are unsecured senior subordinated obligations of FN Holdings and are subordinated in right of payment to all existing and future senior indebtedness of FN Holdings and to all future subordinated debt, if any is issued. The 9 1/8% Senior Subordinated Notes are subordinated to all existing and future liabilities, including deposits, indebtedness and trade payables of FN Holdings' subsidiaries, including the Bank, and to preferred stock issued by the Bank and Preferred Capital Corp.

     The terms and conditions of the 9 1/8% Senior Subordinated Notes indenture impose restrictions that affect, among other things, the ability of FN Holdings to incur debt, pay dividends or make distributions, engage in a business other than holding the common stock of the Bank and similar banking institutions, make acquisitions, create liens, sell assets and make certain investments.

     10 5/8% Senior Subordinated Notes Due 2003

     In connection with the Cal Fed Acquisition, FN Holdings acquired the net proceeds from the issuance of FN Escrow's 10 5/8% Notes and assumed FN Escrow's obligations under the 10 5/8% Notes and indenture. Deferred issuance costs associated with the 10 5/8% Notes of $19 million, recorded in other assets, are being amortized over the term of the 10 5/8% Notes.

     The 10 5/8% Notes are redeemable at the option of FN Holdings, in whole or in part, during the 12-month period beginning January 1, 2001, at a redemption price of 105.313% plus accrued and unpaid interest to the date of redemption, during the 12-month period beginning January 1, 2002 at a redemption price of 102.656% plus accrued and unpaid interest to the date of redemption, and thereafter at 100% plus accrued and unpaid interest to the date of redemption.

     The 10 5/8% Notes are subordinate in right of payment to all existing and future subordinated debt, if any is issued, of FN Holdings. The 10 5/8% Notes are subordinated to all existing and future liabilities, including deposits, indebtedness and trade payables, of the subsidiaries of FN Holdings, including the Bank Preferred Stock and REIT Preferred Stock.

     The terms and conditions of the 10 5/8% Notes indenture impose restrictions that affect, among other things, the ability of FN Holdings to incur debt, pay dividends, make acquisitions, create liens, sell assets and make certain investments.

     10% Subordinated Debentures Due 2006

     As part of the FN Acquisition, the Company assumed subordinated debentures, which bear interest at 10% per annum and mature on October 1, 2006 (the "10% Subordinated Debentures Due 2006"). At December 31, 1997, the aggregate principal amount of the 10% Subordinated Debentures Due 2006 outstanding was $92.1 million.

     Events of Default under the indenture governing the 10% Subordinated Debentures Due 2006 (the "Old FNB Indenture") include, among other things: (i) a default in the payment of interest when due and such default continues for 30 days, (ii) a default in the payment of any principal when due, (iii) the failure to comply with covenants in the Old FNB Indenture, provided that the trustee or holders of at least 25% in principal amount of the outstanding 10% Subordinated Debentures Due 2006 notify the Bank of the default and the Bank does not cure the default within 60 days after receipt of such notice, (iv) certain events of bankruptcy, insolvency or reorganization of the Bank, (v) the FSLIC/RF (or a comparable entity) is appointed to act as conservator, liquidator, receiver or other legal custodian for the Bank and (vi) a default under other indebtedness of the Bank in excess of $10 million resulting in such indebtedness becoming due and payable, and such default or acceleration has not been rescinded or annulled within 60 days after the date on which written notice of such failure has been given by the trustee to the Bank or by holders of at least 25% in principal amount of the outstanding 10% Subordinated Debentures Due 2006 to the Bank and the trustee.

     11.20% Senior Notes Due 2004

     As part of the SFFed Acquisition, the Company assumed $50 million of SFFed 11.20% Senior Notes due September 1, 2004 (the "11.20% Senior Notes"). In connection with the assumption of the 11.20% Senior Notes, the Bank and all of the holders of the 11.20% Senior Notes entered into an agreement amending certain provisions of the note purchase pursuant to which the 11.20% Senior Notes were sold (as amended, the "Note Purchase Agreement"). On September 12, 1996, the Bank repurchased $44.0 million aggregate principal amount of the 11.20% Senior Notes at a price of approximately 116.45% of the principal amount, plus the accrued interest thereon. The Bank recorded an extraordinary loss, net of tax, of $1.6 million in connection with such repurchase. At December 31, 1997, the aggregate principal amount of the 11.20% Senior Notes outstanding was $6.0 million.

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

     As a result of the Cal Fed Acquisition, the Bank is obligated with respect to the following three debt securities of Old California Federal:

     10.668% Subordinated Notes Due 1998

     The Company assumed 10.668% unsecured senior subordinated notes which mature on December 22, 1998 (the "10.668% Subordinated Notes"). At December 31, 1997, the aggregate principal amount of the notes outstanding was $50 million.

     Events of Default under the note agreement governing the 10.668% Subordinated Notes include, among other things: (i) failure to make any payment of principal when due; (ii) any failure to make any payment of interest when due and such payment is not made within ten business days after the date such payment was due; (iii) failure to comply with certain covenants in the note agreement provided that such failure continues for more than 60 days after notice is delivered to the Bank; (iv) the default or any event which, with the giving of notice or the lapse of time or both, would constitute a default under any indebtedness of the Bank and cause such indebtedness with an aggregate principal amount exceeding $15 million to accelerate; and (v) certain events of bankruptcy, insolvency or reorganization of the Bank.

     6 1/2% Convertible Subordinated Debentures Due 2001

     In 1986, Cal Fed Inc., Old California Federal's former parent company, issued $125 million of 6.5% convertible subordinated debentures due February 20, 2001 (the "6 1/2% Convertible Subordinated Debentures"). As a result of a corporate restructuring in December 1992, Cal Fed Inc. was merged with and into XCF Acceptance Corporation ("XCF"), a subsidiary of Old California Federal. The 6 1/2% Convertible Subordinated Debentures are redeemable at the option of the holders on February 20, 2000, at 123% of their principal amount. At December 31, 1997, $2.6 million of the 6 1/2% Convertible Subordinated Debentures were outstanding. Due to the purchase of all of the Cal Fed stock by FN Holdings in the Cal Fed Acquisition on January 3, 1997, the common stock conversion feature has been eliminated.

     Events of Default under the indenture governing the 6 1/2% Convertible Subordinated Debentures include, among other things: (i) any failure to make any payment of interest when due and such payment is not made within 30 days after the date such payment was due; (ii) failure to make any payment of principal when due; (iii) default in the performance, or breach, of any covenant or warranty in the indenture, provided that such default or breach continues for more than 60 days after notice is delivered to the Bank; or (iv) certain events of bankruptcy, insolvency or reorganization of the Bank or its subsidiaries.

     10% Subordinated Debentures Due 2003

     On December 16, 1992, Old California Federal issued $13.6 million of 10.0% unsecured subordinated debentures due 2003 (the "10% Subordinated Debentures Due 2003"). During 1996 and 1995, Old California Federal repurchased $0.6 million and $8.7 million, respectively, of the debentures, leaving $4.3 million outstanding at December 31, 1997.


     Events of Default under the indenture governing the 10% Subordinated Debentures Due 2003 include, among other things: (i) failure to make any payment of principal when due; (ii) any failure to make any payment of interest when due and such payment is not made within 30 days after the date such payment was due; (iii) failure to comply with certain covenants in the indenture; (iv) failure to comply with certain covenants in the indenture provided that such failure continues for more than 60 days after notice is delivered to the Bank; (v) certain events of bankruptcy, insolvency or reorganization of the Bank; or (vi) the default or any event which, with the giving of notice or lapse of time or both, would constitute a default under any indebtedness of the Bank and cause such indebtedness with an aggregate principal amount exceeding $15 million to accelerate.

     FN Holdings Preferred Stock--Minority Interest

     On September 19, 1996, FN Holdings issued 10,000 shares of the FN Holdings Preferred Stock. The FN Holdings Preferred Stock has a stated liquidation value of $15,000 per share, plus accrued and unpaid dividends, if any. Dividends on the FN Holdings Preferred Stock are cumulative and are payable (i) in cash at an annual floating rate of the cost of funds to an affiliate of FN Holdings under such affiliate's bank credit facility (without taking into account any default interest that may be payable under such bank credit facility) (such rate, the "Cost of Funds Rate") and (ii) in newly issued shares of another series of Cumulative Perpetual Preferred Stock of FN Holdings (the "Additional FN

Holdings Preferred Stock") at an annual rate of 2% of the stated liquidation value of the FN Holdings Preferred Stock, in each case, if, when and as declared by the Board of Directors of FN Holdings. Dividends on the Additional FN Holdings Preferred Stock are cumulative and accrue and are payable in shares of Additional FN Holdings Preferred Stock at an annual rate equal to the Cost of Funds Rate plus 2% of the stated liquidation value of the Additional FN Holdings Preferred Stock if, when and as declared by the Board of Directors of FN Holdings. Additional FN Holdings Preferred Stock has substantially the same relative rights, terms and preferences as the FN Holdings Preferred Stock except as set forth above with respect to the payment of dividends. If all of the outstanding shares of the FN Holdings Preferred Stock are not redeemed by FN Holdings before January 1, 2000, all dividends on the FN Holdings Preferred Stock and the Additional FN Holdings Preferred Stock accruing thereafter will be payable in cash. Dividends on the FN Holdings Preferred Stock are payable quarterly on January 1, April 1, July 1 and October 1 of each year, commencing January 1, 1997, out of funds legally available therefor. The FN Holdings Preferred Stock ranks prior to the common stock of FN Holdings and to all other classes and series of equity securities subsequently issued.

     Except as required by law, the holders of the FN Holdings Preferred Stock and the Additional FN Holdings Preferred Stock are not entitled to any voting rights unless the equivalent of four quarterly dividends are in arrears or certain bankruptcy-related events occur, in which case the number of directors of FN Holdings will be increased by two and the holders of the FN Holdings Preferred Stock and the Additional FN Holdings Preferred Stock, voting together as a class, separately from any other class, will be entitled to elect two directors, who shall serve until all dividends in arrears have been paid or declared and set apart for payment or such bankruptcy-related event has been cured.

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

     At December 31, 1997, the issued and outstanding FN Holdings Preferred Stock and Additional FN Holdings Preferred Stock had a combined liquidation value of $25.7 million.

     11 1/2% Preferred Stock--Minority Interest

     In connection with the FN Acquisition, California Federal issued 3,007,300 shares of its 11 1/2% Noncumulative Perpetual Preferred Stock ("11 1/2% Preferred Stock"). The 11 1/2% Preferred Stock has a stated liquidation value of $100 per share, plus declared and unpaid dividends, if any. Cash dividends are noncumulative and are payable at an annual rate of 11 1/2% per share if, when and as declared by the Board of Directors of the Bank.

     The 11 1/2% Preferred Stock ranks prior to the common stock of the Bank and to all other classes and series of equity securities subsequently issued, other than any class or series expressly designated as being on a parity with or senior to the 11 1/2% Preferred Stock as to dividends and liquidating distributions. The 10 5/8% Preferred Stock (as defined herein) ranks on a parity with the 11 1/2% Preferred Stock as to dividends and liquidating distributions.

     The terms of the 11 1/2% Preferred Stock provide that the Bank may not declare or pay any dividends or other distributions (other than in shares of common stock of the Bank or other classes of equity securities of the Bank ranking junior to the 11 1/2% Preferred Stock (collectively, "Junior Stock")) with respect to any Junior Stock or redeem or otherwise acquire, or set apart funds for the repurchase, redemption or other acquisition of any Junior Stock (including the common stock held by FN Holdings), through a sinking fund or otherwise, unless and until: (i) the Bank has paid full dividends on the 11 1/2% Preferred Stock for the four most recent dividend periods, or funds have been paid over to the dividend disbursing agent of the Bank for payment of such dividends, and (ii) the Bank has declared a cash dividend on the 11 1/2% Preferred Stock at the annual dividend rate for the current dividend period, and sufficient funds have been paid over to the dividend disbursing agent of the Bank for the payment of a cash dividend for such current dividend period. The Bank is currently in compliance with both of such requirements.

     Holders of the 11 1/2% Preferred Stock have no voting rights, except as required by law or in certain limited circumstances.

     Except in the event of a change of control, the 11 1/2% Preferred Stock is not redeemable prior to September 1, 1999. The 11 1/2% Preferred Stock is redeemable solely at the option of the Bank or its successor or any acquiring or resulting entity with respect to the Bank (including by any parent or subsidiary of the Bank, any such successor, or any such acquiring or resulting entity), as applicable, at any time on and after September 1, 1999, in whole or in part, at $105.75 per share on or after September 1, 1999 and prior to September 1, 2000, and at prices decreasing pro rata annually thereafter to the stated liquidation value of $100 per share on or after September 1, 2004, plus declared and unpaid dividends, if any, without interest. Upon a change of control, the 11 1/2% Preferred Stock is redeemable on or prior to September 1, 1999 at the option of the Bank or its successor or any acquiring or resulting entity with respect to the Bank (including by any parent or subsidiary of the Bank, any such successor, or any such acquiring or resulting entity), as applicable, in whole, but not in part, at a price per share equal to: (i) $100, plus (ii) an amount equal to declared and unpaid dividends, if any, to the date fixed for redemption, without interest, and without duplication, an additional amount equal to the amount of dividends that would be payable on the 11 1/2% Preferred Stock in respect of the period from the first day of the dividend period in which the date fixed for redemption occurs to the date fixed for redemption (assuming all such dividends were to be declared), plus (iii) a specified make whole premium.

     10 5/8% Preferred Stock--Minority Interest

     In connection with the Cal Fed Acquisition, the Bank assumed Old California Federal's 10 5/8% Noncumulative Perpetual Preferred Stock with a liquidation value of $172.5 million (the "10 5/8% Preferred Stock" and together with the 11 1/2% Preferred Stock, the "Bank Preferred Stock"). The 10 5/8% Preferred Stock has a stated liquidation value of $100 per share, plus declared and unpaid dividends, if any, without interest. Cash dividends are noncumulative and are payable at an annual rate of 10 5/8% per share if, when and as declared by the Board of Directors of the Bank.

     The 10 5/8% Preferred Stock ranks prior to the common stock of the Bank and to all other classes and series of equity securities subsequently issued, other than any class or series expressly designated as being on a parity with or senior to the 10 5/8% Preferred Stock as to dividends and liquidating distributions. The 11 1/2% Preferred Stock ranks on a parity with the 10 5/8% Preferred Stock as to dividends and liquidating distributions.

     The terms of the 10 5/8% Preferred Stock provide that the Bank may not declare or pay any full dividends with respect to any parity stock, such as the 11 1/2% Preferred Stock, unless and until the Bank has paid full dividends on the 10 5/8% Preferred Stock for the most recent dividend period.

     The terms of the 10 5/8% Preferred Stock provide that the Bank may not declare or pay any dividends or other distributions (other than in shares of common stock of the Bank or other Junior Stock) with respect to any Junior Stock or repurchase, redeem or otherwise acquire, or set apart funds for the repurchase, redemption or other acquisition of, any Junior Stock through a sinking fund or otherwise, unless and until: (i) the Bank has paid full dividends on the 10 5/8% Preferred Stock for the four most recent dividend periods, or funds have been paid over to the dividend disbursing agent of the Bank for payment of such dividends, and (ii) the Bank has declared a cash dividend on the 10 5/8% Preferred Stock at the annual dividend rate for the current dividend period, and sufficient funds have been paid over to the dividend disbursing agent of the Bank for the payment of a cash dividend for such current period. The Bank is currently in compliance with both of such requirements.

     Holders of the 10 5/8% Preferred Stock have no voting rights, except as required by law or in certain limited circumstances.

     Except in the event of a change of control, the 10 5/8% Preferred Stock is not redeemable prior to April 1, 1999. The 10 5/8% Preferred Stock is redeemable solely at the option of the Bank or its successor or any acquiring or resulting entity with respect to the Bank (including by any parent or subsidiary of the Bank, any such successor or any such acquiring or resulting entity), as applicable, at any time on or after April 1, 1999, in whole or in part, at $105.313 per share on or after April 1, 1999 and prior to April 1, 2000, and at prices decreasing pro rata annually thereafter to a stated liquidation value of $100 per share on or after April 1, 2003, plus declared and unpaid dividends, if any, without interest. Upon a change in control, the 10 5/8% Preferred Stock is redeemable on or prior to April 1, 1999 at the option of the Bank or its successor or any acquiring or resulting entity with respect to the Bank (including by any parent or subsidiary of the

Bank, any such successor, or any such acquiring or resulting entity), as applicable, in whole, but not in part, at a price per share equal to $114.50, plus an amount equal to declared and unpaid dividends (whether or not declared) from the date of consummation of the change of control to the date fixed for redemption, without interest.

     REIT Preferred Stock -- Minority Interest

     On January 31, 1997, Preferred Capital Corp. issued 20,000,000 shares of REIT Preferred Stock. The REIT Preferred Stock has a stated liquidation value of $25 per share, plus declared and unpaid dividends, if any. Cash dividends are noncumulative and are payable at an annual rate of 9 1/8% per share if, when and as declared by the Board of Directors of Preferred Capital Corp.

     The REIT Preferred Stock ranks prior to the common stock of Preferred Capital Corp. and to all other classes and series of equity securities subsequently issued, other than any class or series expressly designated as being on a parity with or senior to the REIT Preferred Stock as to dividends and liquidating distributions.

     The terms of the REIT Preferred Stock provide that Preferred Capital Corp. may not declare or pay any dividends or other distributions (other than in shares of common stock of Preferred Capital Corp. or other classes of equity securities of Preferred Capital Corp. ranking junior to the REIT Preferred Stock) with respect to any Preferred Capital Corp. junior stock or repurchase, redeem or otherwise acquire, or set apart funds for the repurchase, redemption or other acquisition of any Preferred Capital Corp. junior stock (including the common stock held by the Bank) through a sinking fund or otherwise, unless and until: (i) Preferred Capital Corp. has paid in full dividends on the REIT Preferred Stock for the four most recent dividend periods (or such lesser number of dividend periods during which shares of REIT Preferred Stock have been outstanding), or funds have been paid over to the dividend disbursing agent of Preferred Capital Corp. for payment of such dividends, and (ii) Preferred Capital Corp. has declared a cash dividend on the REIT Preferred Stock at the annual dividend rate for the current dividend period, and sufficient funds have been paid over to the dividend disbursing agent of Preferred Capital Corp. for the payment of a cash dividend for such current dividend period. The initial dividend payment date was March 31, 1997. Preferred Capital Corp. is currently in compliance with both such requirements.

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

     Each share of REIT Preferred Stock will be exchanged automatically for one newly issued share of preferred stock of the Bank having substantially the same terms as the REIT Preferred Stock (the "9 1/8% Preferred Stock") if the appropriate federal regulatory agency directs in writing such exchange because
(i) the Bank becomes "undercapitalized" under prompt corrective action regulations, (ii) the Bank is placed into conservatorship or receivership or
(iii) the appropriate federal regulatory agency, in its sole discretion, anticipates the Bank becoming "undercapitalized" in the near term. If issued, the 9 1/8% Preferred Stock will rank on a parity with the Bank Preferred Stock.

OTHER ACTIVITIES

     Cal Fed Contingent Litigation Recovery Participation Interests. In July 1995, Old California Federal distributed to its common shareholders its Contingent Litigation Recovery Participation Interests (the "Litigation Interests"), each entitling the holder thereof to receive an amount (the aggregate of such payments being referred to as the "Recovery Payment") equal to five millionths of one percent (0.000005%) of the cash payment (the "Cash Payment"), if any, actually received by the Bank pursuant to a final, nonappealable judgment in or final settlement of its claim against the United States in the lawsuit, California Federal Bank v. United States, Civil Action No. 92-138C (the "California Federal Litigation"), after deduction of (i) the aggregate expenses incurred by the Bank in prosecuting the California Federal Litigation and obtaining such Cash Payment, including, but not limited to, a portion of the annual salaries in the aggregate amount of $1,000,000, an incentive fee in the amount of 0.25% of the aggregate value of the pre-tax recovery from the California Federal Litigation, annual pension benefits aggregating $1,325,000, and certain medical benefits and expenses, for Messrs. Trafton and Fink under the Litigation Management Agreement, (ii) any income tax liability of the Bank, computed on a pro forma basis, as a result of the Bank's receipt of such Cash Payment (net of any income tax benefit to the Bank from making the Recovery Payment, and disregarding for purposes of this clause (ii) the effect of any net operating loss carryforwards or other tax attributes held by the Bank or any of its subsidiaries or affiliated entities) and (iii) the expenses incurred by the Bank in connection with the creation, issuance and trading of the Litigation Interests, including without limitation, legal and accounting fees and the fees and expenses of the interest agent.

     Pursuant to the Merger Agreement, Cal Fed distributed to common shareholders entitled to receive the merger consideration one-tenth of a Secondary Contingent Litigation Recovery Participation Interest (each a "Secondary Litigation Interest") for each share of Cal Fed common stock held. Each Secondary Litigation Interest will entitle the holder thereof to receive an amount equal to twenty millionths of one percent (0.000020%) of the "Secondary Recovery Payment," if any, as defined below. "Secondary Recovery Payment" means sixty percent (60%) of the amount obtained from the following equation: (A) the Cash Payment, if any, actually received by the Bank in respect of a final, nonappealable judgment in or final settlement of the California Federal Litigation, minus (B) the sum of the following: (i) the aggregate expenses incurred by the Bank in prosecuting the California Federal Litigation and obtaining such Cash Payment, including, but not limited to, a portion of the annual salaries in the aggregate amount of $1,000,000, an incentive fee in the amount of 0.25% of the aggregate value of the pre-tax recovery from the California Federal Litigation, annual pension benefits aggregating $1,325,000, and certain medical benefits and expenses, for Messrs. Trafton and Fink under the Litigation Management Agreement, (ii) any income tax liability of the Bank, computed on a pro forma basis, as a result of the Bank's receipt of such Cash Payment (net of any income tax benefit to the Bank, computed on a pro forma basis, from the payment of a portion of the Secondary Recovery Payment to the holders of Secondary Litigation Interests), (iii) the expenses incurred by the Bank in connection with the creation, issuance and trading of the Litigation Interests and the Secondary Litigation Interests, including without limitation, legal and accounting fees and the fees and expenses of the interest agent, (iv) the payment due to the holders of the Litigation Interests and (v) one hundred twenty-five million dollars ($125,000,000). "Income tax liability of the Bank computed on a pro forma basis" means the aggregate amount of any and all relevant items of income, gain, loss, or deduction associated with the receipt by the Bank of the Cash Payment multiplied by the highest, combined marginal rate of federal, state and local income taxes in the relevant year and disregarding for purposes of such computation the effect of any net operating loss carryforwards or other tax attributes of the Bank or any of its subsidiaries or affiliated entities. "Income tax benefit to the Bank computed on a pro forma basis" means the aggregate amount of any and all relevant items of income, gain, loss, or deduction associated with the payment by the Bank of the Secondary Recovery Payment multiplied by the highest, combined marginal rate of federal, state and local income taxes in the relevant year and disregarding for purposes of such computation the effect of any net operating loss carryforwards or other tax attributes of the Bank or any of its subsidiaries or affiliated entities. Any distribution with respect to the Litigation Interests will be subject to the OTS capital distribution regulations.

     In the California Federal Litigation, the Bank alleges, among other things, that the United States breached certain contractual commitments regarding the computation of its regulatory capital for which the Bank seeks damages and restitution. The Bank's claims arose from changes, mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), with respect to the rules for computing Old California Federal's regulatory capital.

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

     On October 30, 1996, Old California Federal filed a motion for partial summary judgment as to the Federal government's liability to the Bank for breach of contract, which has been opposed by the Federal government in briefs filed on December 30, 1996 and February 27, 1997. In addition, the government filed a cross-motion for partial summary judgment as to certain liability issues on December 30, 1996. A hearing on the motions for partial summary judgment on liability was held on August 7, 1997. On December 22, 1997, a U.S. Claims Court Judge ruled in favor of this motion to establish the government's liability. The trial of the damages phase of the Bank's case is expected to begin in early 1999.

     In connection with the Cal Fed Acquisition, the Bank recorded as an asset part of the estimated after-tax cash recovery from the California Federal Litigation that will inure to the Bank, net of amounts payable to holders of the Litigation Interests and the Secondary Litigation Interests in any such recovery (the "Goodwill Litigation Asset"). The Goodwill Litigation Asset was recorded at its estimated fair value of $100 million, net of estimated tax liabilities, as of January 3, 1997, and is included in the audited consolidated balance sheet as of December 31, 1997.

     The Put Agreement

     In connection with the FN Acquisition, Granite and the Bank entered into the Put Agreement. Pursuant to the Put Agreement, the Bank had the right, on a quarterly basis (the "Put Option"), to require Granite to purchase certain commercial real estate loans, commercial real estate loans serviced by others and 1-4 unit residential loans with an original principal balance greater than $250,000, and to take certain actions to protect the Bank from losses with respect to certain Letters of Credit ("LOC") transactions, in each case, only if such asset was purchased by the Bank from Old FNB pursuant to the Asset Purchase Agreement. The Put Option expired on November 30, 1996. The balance available under the Put Agreement ($500 million) was fully utilized by the Bank prior to the expiration of the Put Option.

     The Assistance Agreement

     The Texas Closed Banks were purchased effective December 28, 1988 pursuant to five acquisition agreements and the Assistance Agreement among the FSLIC/RF, the Bank, and certain affiliates of the Bank. The Assistance Agreement generally provided for guaranteed yield amounts to be paid on the book value of the Covered Assets, and paid for 90% of the losses incurred upon disposition of the Covered Assets. The remaining 10% not reimbursed, net of 10% of all asset recoveries and certain agreed-upon Covered Asset disposition fees ("Shared Gain"), was remitted quarterly to the FSLIC/RF.

     In 1995, the FDIC, acting as manager for the FSLIC/RF, exercised its right under the Assistance Agreement to purchase substantially all of the remaining Covered Assets at the fair market value of such assets (the "FDIC Purchase"). Under the terms of the Assistance Agreement, losses sustained by the Bank from the FDIC Purchase were reimbursed by the FSLIC/RF. There was no material impact on the consolidated financial statements of the Bank as a result of the FDIC Purchase.

     On August 19, 1996, the Bank and the FSLIC/RF executed an agreement which resulted in the termination of the Assistance Agreement. As a result of the agreement, the FSLIC/RF paid the Bank the remaining Covered Asset balance of $39 million and, among other things, assumed the responsibility for the disposition of several litigation matters involving Covered Assets which had been retained by the Bank following the FDIC Purchase. The Bank recorded a gain of $25.6 million as a result of this settlement.

     FNMA Letters of Credit

     On September 28, 1994, California Federal entered into an agreement with FNMA pursuant to which FNMA provided credit enhancements for certain bond-financed real estate projects originated by Old FNB. The agreement requires that the Bank pledge to FNMA collateral in the form of certain eligible securities which are held by a third party trustee. The collateral requirement varies based on the balance of the bonds outstanding, losses incurred (if any), as well as other factors. At December 31, 1997, California Federal had pledged as collateral certain securities available for sale and short-term investment securities with a carrying value of $78.2 million.

     FGB Realty Advisors, Inc.

     FGB Realty Advisors, Inc. ("FGB Realty"), a wholly owned subsidiary of the Bank, previously provided asset management, disposition and advisory services to institutional owners of real estate. Fee revenues from unaffiliated parties were $1.7 million, $10.1 million, and $14.0 million for the years ended December 31, 1997, 1996, and 1995, respectively. These revenues are included in management fees in the Company's respective consolidated statements of income. During 1997, substantially all the asset management and disposition contracts held by FGB Realty have expired, and operations of this subsidiary have substantially ceased.

     FN Investment Center

     FN Investment Center ("FNIC"), a wholly owned subsidiary of the Bank which was acquired as part of the FN Acquisition, offers securities and insurance products to both existing and prospective customers of the Bank. FNIC is subject to the guidelines established by the OTS for broker-dealer subsidiaries of savings associations, and is a member of the National Association of Securities Dealers. In addition, FNIC is registered as a broker-dealer with the Securities and Exchange Commission and the Securities Investor Protection Corporation. FNIC receives commission revenue for acting as a broker-dealer on behalf of its customers, but FNIC does not maintain customer accounts or take possession of customer securities. Commission revenues of $27.5 million, $10.0 million and $8.5 million for the years ended December 31, 1997, 1996 and 1995, respectively, are included in fees and service charges in the Company's consolidated statements of income for such years.

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

EMPLOYEES

     Parent Holdings and FN Holdings have no employees.

     At December 31, 1997, California Federal and its subsidiaries had 5,235 employees, compared to 3,547 employees at December 31, 1996. None of the Bank's employees is represented by any collective bargaining group and management considers its relations with its employees to be good. The Bank maintains a comprehensive employee benefits program providing, among other benefits, health and welfare benefits, long and short-term disability insurance, and life insurance. Additionally, the Bank offers employees a defined contribution investment plan which is a qualified plan under Section 401(a) of the Internal Revenue Code.

COMPETITION

     The Company experiences significant competition in both attracting and retaining deposits and in originating real estate and consumer loans.

     The Company, through the Bank, competes with other savings associations, commercial banks, insurance companies, credit unions, savings and loan associations, money market mutual funds and brokerage firms in attracting and retaining deposits. Competition for deposits from large commercial banks is particularly strong. Many of the nation's savings associations and commercial banks have a significant number of branch offices in the areas in which the Bank operates.

     In addition, there is strong competition in originating and purchasing real estate and consumer loans, principally from other savings and loan associations, commercial banks, mortgage banking companies, insurance companies, consumer finance companies, pension funds and commercial finance companies. The primary factors in competing for loans are the quality and extent of service to borrowers and brokers, economic factors such as interest rates, interest rate caps, rate adjustment provisions, loan maturities, LTV ratios, loan fees, and the amount of time it takes to process a loan from receipt of the loan application to date of funding. The Company's future performance will depend on its ability to originate a sufficient volume of mortgage loans in its local market areas and through its wholesale network and, if it is unable to originate a sufficient volume of mortgage loans, to purchase a sufficient quantity of high-quality mortgage-backed securities with adequate yields.

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

     The federal banking laws contain numerous provisions affecting various aspects of the business and operations of savings associations and savings and loan holding companies. The following description of statutory and regulatory provisions and proposals, which is not intended to be a complete description of these provisions or their effects on Parent Holdings or the Bank, is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals. The primary purpose of the statutory and regulatory scheme is to protect deposits, the financial institutions and the financial system as a whole.

REGULATION OF PARENT HOLDINGS

     Holding Company Acquisitions

     Parent Holdings is a registered savings and loan holding company. The HOLA and OTS regulations thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control of any other savings association or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Holding Company Activities

     Parent Holdings currently operates as a unitary savings and loan holding company. Generally, there are limited restrictions on the activities of a unitary savings and loan holding company and its non-savings association subsidiaries. If Parent Holdings ceases to be a unitary savings and loan holding company, by, for example, acquiring another savings association in a non-supervisory transaction, the activities of Parent Holdings and its non-savings association subsidiaries would thereafter be subject to substantial restrictions. In addition, proposed legislation that would eliminate the savings association charter could also remove protections from activity restrictions currently accorded a unitary savings and loan holding company in the absence of appropriate "grandfather" provisions. See "--Regulation of the Bank --Savings Association Charter."

     Dividends

     The HOLA requires every savings association subsidiary of a savings and loan holding company to give the OTS at least a 30 day advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock. Dividends declared in violation of such notice requirement are invalid. See "--Regulation of the Bank--Capital Distribution Regulation."

     Affiliate Restrictions

     Transactions between a savings association and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association's holding company and non-banking companies that are under common control with the savings association. In general, the restrictions of Sections 23A and 23B do not apply to transactions between a savings association and its parent, subsidiary or sister organizations that themselves are banks or savings associations.

     In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; with certain exceptions, a purchase of assets from an affiliate; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     In addition, a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

REGULATION OF THE BANK

     Regulatory System

     As a federal savings bank, lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. California Federal is regularly examined by the OTS and must file periodic reports concerning its activities and financial condition.

     Although the OTS is the Bank's primary regulator, the FDIC has "backup enforcement authority" over the Bank. The Bank's eligible deposit accounts are insured by the FDIC under the SAIF, up to applicable limits.

     Federal Home Loan Banks

     California Federal is a member of the FHLBS. Among other benefits, FHLB membership provides the Bank with a central credit facility, from which it may borrow generally on a secured basis in amounts determined by reference to available collateral. The Bank is required to own capital stock in the FHLB in an amount equal to the greater of: (i) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (ii) 0.3% of total assets, or (iii) 5% of its FHLB advances (borrowings).

     Liquid Assets

     Under OTS regulations, for each calendar quarter, a savings bank is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) not less than a specified percentage of the average daily balance of its net withdrawable accounts plus short-term borrowings (its liquidity base) during the preceding calendar month. This liquidity requirement, which currently equals 4% (having been lowered from 5% on November 24, 1997), may be changed from time to time by the OTS to any amount between 4% and 10%, depending upon certain factors. The Bank has maintained liquid assets in compliance with the regulations in effect throughout 1997, 1996 and 1995.

     Regulatory Capital Requirements

     OTS capital regulations require savings banks to satisfy minimum capital standards: risk-based capital requirements, a leverage requirement and a tangible capital requirement. Savings banks must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels.

     All savings associations are required to meet a minimum risk-based capital requirement of total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). In calculating total capital for purposes of the risk-based requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, a savings association is required to maintain core capital equal to a minimum of 3% of adjusted total assets. The OTS and the other banking agencies recently proposed to amend the minimum capital requirements to establish a minimum leverage requirement of 4% for all but the strongest savings associations, which is consistent with the requirements for an "adequately capitalized" institution, under the prompt corrective action provisions of the OTS regulations. See "--Prompt Corrective Action." A savings association is also required to maintain tangible capital in an amount at least equal to 1.5% of its adjusted total assets.

     Under OTS regulations, a savings association with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates (whichever would result in lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. In August 1995, the OTS indefinitely delayed implementation of its IRR regulation; however, based on internal measures of interest rate risk at December 31, 1997, the Bank would not have been required to deduct an IRR component in calculating total risk-based capital had the IRR component of the capital regulations been in effect.

     These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (2) a savings association is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and (3) a savings association may be adversely affected by activities or conditions of its holding company, affiliates, subsidiaries or other persons or savings associations with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

     California Federal's total capital to risk-based assets ratio was 11.93%, its core capital to risk-based assets ratio was 10.14%, its leverage capital ratio was 5.65% and its tangible capital ratio was 5.65% at December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

     Certain Consequences of Failure to Comply with Regulatory Capital Requirements

     A savings association's failure to maintain capital at or above the minimum capital requirements may be deemed an unsafe and unsound practice and may subject the savings association to enforcement actions and other proceedings. Any savings association not in compliance with all of its capital requirements is required to submit a capital plan that addresses the association's need for additional capital and meets certain additional requirements. While the capital plan is being reviewed by the OTS, the savings association must certify, among other things, that it will not, without the approval of its appropriate OTS Regional Director, grow beyond net interest credited or make capital distributions. If a savings association's capital plan is not approved, the association will become subject to additional growth and other restrictions. In addition, the OTS, through a capital directive or otherwise, may restrict the ability of a savings association not in compliance with the capital requirements to pay dividends and compensation, and may require such association to take one or more of certain corrective actions, including, without limitation: (i) increasing its capital to specified levels,
(ii) reducing the rate of interest that may be paid on savings accounts, (iii) limiting receipt of deposits to those made to existing accounts, (iv) ceasing issuance of new accounts of any or all classes or categories except in exchange for existing accounts, (v) ceasing or limiting the purchase of loans or the making of other specified investments, and (vi) limiting operational expenditures to specified levels.

     The HOLA permits savings associations not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. Such an exemption will be granted only if certain strict requirements are met, and must be denied under certain circumstances. If an exemption is granted by the OTS, the savings association still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

     Prompt Corrective Action

     The prompt corrective action regulation of the OTS, promulgated under FDICIA, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings association that falls within certain undercapitalized capital categories specified in the regulation.

     The regulation establishes five categories of capital classification:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage capital ratio are used to determine an association's capital classification. The Bank met the capital requirements of a "well capitalized" institution under the FDICIA prompt corrective action standards as of December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

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

     Savings associations that are classified as undercapitalized are subject to certain mandatory supervisory actions, including: (i) increased monitoring by the appropriate federal banking agency for the association and periodic review of the association's efforts to restore its capital, (ii) a requirement that the association submit a capital restoration plan acceptable to the appropriate federal banking agency and implement that plan, and that each company having control of the association guarantee compliance with the capital restoration plan in an amount not exceeding the lesser of 5% of the association's total assets at the time it received notice of being undercapitalized, or the amount necessary to bring the association into compliance with applicable capital standards at the time it fails to comply with the plan, and (iii) a limitation on the association's ability to make any acquisition, open any new branch offices, or engage in any new line of business without the prior approval of the appropriate federal banking agency for the institution or the FDIC.

     The regulation also provides that the OTS may take any of certain additional supervisory actions against an undercapitalized association if the agency determines that such actions are necessary to resolve the problems of the association at the least possible long-term cost to the deposit insurance fund. These supervisory actions include: (i) requiring the association to raise additional capital or be acquired by another association or holding company if certain grounds exist, (ii) restricting transactions between the association and its affiliates, (iii) restricting interest rates paid by the association on deposits, (iv) restricting the association's asset growth or requiring the association to reduce its assets, (v) requiring replacement of senior executive officers and directors, (vi) requiring the association to alter or terminate any activity deemed to pose excessive risk to the association, (vii) prohibiting capital distributions by bank holding companies without prior approval by the Board of Governors of the Federal Reserve Board (the "FRB"),
(viii) requiring the association to divest certain subsidiaries, or requiring the association's holding company to divest the association or certain affiliates of the association, and (ix) taking any other supervisory action that the agency believes would better carry out the purposes of the prompt corrective action provisions of FDICIA.

     Savings associations classified as undercapitalized that fail to submit a timely, acceptable capital restoration plan or fail to implement such a plan are subject to the same supervisory actions as significantly undercapitalized associations. Significantly undercapitalized associations are subject to the mandatory provisions applicable to undercapitalized associations. The regulation also makes mandatory for significantly undercapitalized associations certain of the supervisory actions that are discretionary for associations classified as undercapitalized, creates a presumption in favor of certain discretionary supervisory actions, and subjects significantly undercapitalized associations to additional restrictions, including a prohibition on paying bonuses or raises to senior executive officers without the prior written approval of the appropriate federal bank regulatory agency. In addition, significantly undercapitalized associations may be subjected to certain of the restrictions applicable to critically undercapitalized associations.

     The regulation requires that an association be placed into conservatorship or receivership within 90 days after it becomes critically undercapitalized, unless the OTS, with the concurrence of the FDIC, determines that other action would better achieve the purposes of the prompt corrective action provisions of FDICIA. Any such determination must be renewed every 90 days. A savings association also must be placed into receivership if the association continues to be critically undercapitalized, on average, during the fourth quarter after the association initially became critically undercapitalized, unless the association's federal bank regulatory agency, with the concurrence of the FDIC, makes certain positive determinations with respect to the association.

     Critically undercapitalized associations are also subject to the restrictions generally applicable to significantly undercapitalized associations and to a number of other severe restrictions. For example, beginning 60 days after becoming critically undercapitalized, such associations may not pay principal or interest on subordinated debt without the prior approval of the FDIC. (However, the regulation does not prevent unpaid interest from accruing on subordinated debt under the terms of the debt instrument, to the extent otherwise permitted by law.) In addition, critically undercapitalized associations may be prohibited from engaging in a number of activities, including entering into certain transactions or paying interest above a certain rate on new or renewed liabilities.

     If the OTS determines that an association is in an unsafe or unsound condition, or if the association is deemed to be engaging in an unsafe or unsound practice, the OTS may, if the association is well-capitalized, reclassify it as adequately capitalized; if the association is adequately capitalized, require it to comply with restrictions applicable to undercapitalized associations; and, if the association is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized associations.

     Conservatorship/Receivership

     In addition to the grounds discussed under "--Prompt Corrective Action," the OTS (and, under certain circumstances, the FDIC) may appoint a conservator or receiver for a savings association if any one or more of a number of circumstances exist, including, without limitation, the following: (i) the association's assets are less than its obligations to creditors and others,
(ii) a substantial dissipation of assets or earnings due to any violation of law or any unsafe or unsound practice, (iii) an unsafe or unsound condition to transact business, (iv) a willful violation of a final cease-and-desist order,
(v) the concealment of the association's books, papers, records or assets or refusal to submit such items for inspection to any examiner or lawful agent of the OTS or FDIC, (vi) the association is likely to be unable to pay its obligations or meet its depositors' demands in the normal course of business,
(vii) the association has incurred, or is likely to incur, losses that will deplete all or substantially all of its capital, and there is no reasonable prospect for the association to become adequately capitalized without federal assistance,
(viii) any violation of law or unsafe or unsound practice that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the association's condition, or otherwise seriously prejudice the interests of the association's depositors or the federal deposit insurance fund, (ix) the association consents to the appointment of the conservator or receiver, (x) the association ceases to be an insured association, (xi) the association is undercapitalized and the association has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan, or materially fails to implement an accepted capital restoration plan, (xii) the association is critically undercapitalized or otherwise has substantially insufficient capital, or (xiii) the association is found guilty of certain criminal offenses related to money laundering.

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

     In general, for purposes of this provision, depository institutions are deemed to be "commonly controlled" if they are controlled by the same holding company or if one depository institution is controlled by another; "default" of a depository institution occurs when there is an official determination pursuant to which a conservator, receiver or other legal custodian is appointed for the institution; and a depository institution is deemed to be "in danger of default" when its federal or state supervisory agency determines that the institution is not likely to be able to meet the demands of its depositors or pay its obligations in the normal course of business and there is no reasonable prospect that it will be able to do so, or determines that the institution has incurred or is likely to incur losses that will deplete substantially all of its capital and there is no reasonable prospect that the institution's capital can be replenished without federal assistance. The Bank is not currently under common control with any other depository institution.

     Enforcement Powers

     The OTS and, under certain circumstances, the FDIC, have substantial enforcement authority with respect to savings associations, including authority to bring various enforcement actions against a savings association and any of its "institution-affiliated parties" (a term defined to include, among other persons, directors, officers, employees, controlling stockholders, agents and shareholders who participate in the conduct of the affairs of the institution). This enforcement authority includes, without limitation: (i) the ability to terminate a savings association's deposit insurance, (ii) institute cease-and-desist proceedings, (iii) bring suspension, removal, prohibition and criminal proceedings against institution-affiliated parties, and (iv) assess substantial civil money penalties. As part of a cease-and-desist order, the agencies may require a savings association or an institution-affiliated party to take affirmative action to correct conditions resulting from that party's actions, including to make restitution or provide reimbursement, indemnification or guarantee against loss; restrict the growth of the institution; and rescind agreements and contracts.

     Capital Distribution Regulation

     In addition to the prompt corrective action restriction on paying dividends described above, OTS regulations limit certain "capital distributions" by savings associations. Capital distributions are defined to include, in part, dividends and payments for stock repurchases and cash-out mergers.

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

     At December 31, 1997, the Bank qualified as a Tier 1 association for purposes of the capital distribution rule. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice. The requirements of the capital distribution regulation supersede less stringent capital distribution restrictions in earlier agreements or conditions.

     The OTS has proposed to amend its capital distribution regulation to conform its requirements to the OTS prompt corrective action regulation. Under the proposed regulation, an association that would remain at least adequately capitalized after making a capital distribution, and that was owned by a holding company, would be required to provide notice to the OTS prior to making a capital distribution. "Troubled" associations and undercapitalized associations would be allowed to make capital distributions only by filing an application and receiving OTS approval, and such applications would be approved under certain limited circumstances.

     Qualified Thrift Lender Test

     In general, savings associations are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets). A savings association that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties.

     Legislation permits a savings association to qualify as a qualified thrift lender ("QTL") not only by maintaining 65% of portfolio assets in qualified thrift investments (the "QTL test") but also, in the alternative, by meeting the asset composition test under the Internal Revenue Code for a "domestic building and loan association." The Bank currently is a domestic building and loan association as defined in the Internal Revenue Code and, consequently is a QTL for purposes of HOLA.

     Legislation enacted in 1996 also expands the QTL test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and educational loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assets, plus an additional 10 percent for small business loans. Loans for personal, family, and household purposes (other than credit card, small business, and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. At December 31, 1997 under the expanded QTL test, approximately 94.01% of the Bank's portfolio assets were qualified thrift investments.

     FDIC Assessments

     The deposits of the Bank are insured by the SAIF of the FDIC, up to applicable limits, and are subject to deposit premium assessments by the SAIF. Under the FDIC's risk-based insurance system, SAIF-assessed deposits are currently subject to insurance premiums of between 0 and 27 basis points, depending upon the institution's capital position and other supervisory factors. The rate applicable to the Bank at December 31, 1997 was 0 basis points.

     Since January 1997, institutions with Bank Insurance Fund ("BIF") deposits have been required to share the cost of funding debt obligations issued by the Financing Corporation ("FICO"), a corporation established by the federal government in 1987 to finance the recapitalization of FSLIC. However, until the earlier of December 31, 1999 or the date of elimination of the thrift charter (see "--Savings Association Charter"), the FICO assessment rate for BIF deposits is only one-fifth of the rate applicable to SAIF deposits. Consequently, the annual FICO assessments to be added to deposit insurance premiums, which may be periodically adjusted, are expected to equal approximately 6.4 basis points for SAIF deposits and 1.3 basis points for BIF deposits from January 1, 1997 through December 31, 1999, and an equal amount for both BIF and SAIF deposits thereafter. Since January 1, 1997, FICO payments have been paid directly by SAIF and BIF institutions in addition to deposit insurance assessments.

     Savings Association Charter

     Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national bank charters. In the absence of appropriate "grandfather" provisions, legislation eliminating the savings association charter could have a material adverse effect on the Bank and its parent holding companies because, among other things, these holding companies engage in activities that are not permissible for bank holding companies and the regulatory capital and accounting treatment for banks and savings associations differs in certain significant respects. The Bank cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would contain adequate grandfather rights for the Bank and its parent holding companies.

     Non-Investment Grade Debt Securities

     Savings associations and their subsidiaries are prohibited from investing in any corporate debt security that, at the time of acquisition, is not rated in one of the four highest rating categories by at least one nationally recognized statistical rating organization. The Bank does not own any non-investment grade debt securities.

     Community Reinvestment Act and the Fair Lending Laws

     Savings associations have a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association's failure to comply with the provisions of CRA could, as a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

     Change of Control

     Subject to certain limited exceptions, no company can acquire control of a savings association without the prior approval of the OTS, and no individual may acquire control of a savings association if the OTS objects. Any company that acquires control of a savings association becomes a savings and loan holding company subject to extensive registration, examination and regulation by the OTS. Conclusive control exists, among other ways, when an acquiring party acquires more than 25% of any class of voting stock of a savings association or savings and loan holding company, or controls in any manner the election of a majority of the directors of the company. In addition, a rebuttable presumption of control exists if, among other things, a person acquires more than 10% of any class of voting stock of the savings association or savings and loan holding company (or 25% of any class of stock, whether or not voting) and, in either case, any of certain additional control factors specified in OTS regulations exist.

     Under 1996 legislation, companies subject to the Bank Holding Company Act that acquire or own savings associations are no longer defined as savings and loan holding companies under the HOLA and, therefore, are not generally subject to supervision and regulation by the OTS. OTS approval is no longer required for a bank holding company to acquire control of an existing savings association, although the OTS has a consultative role with the FRB in examination, enforcement and acquisition matters.

TAXATION

     For federal income tax purposes, Parent Holdings is included in the Mafco Group and accordingly, its federal taxable income and loss will be included in the consolidated federal income tax return filed by Mafco Holdings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Provision for Federal and State Income Taxes."

ITEM 2.  PROPERTIES

     The Company neither owns nor leases any properties directly. The executive offices of the Bank are located at 135 Main Street, San Francisco, California, 94105, and its telephone number is (415) 904-0100. The Bank leases approximately 92,000 square feet in the building in which its executive offices are located, under a ten-year lease expiring in 2001. In addition, the Bank leases approximately 216,000 square feet in a multiple-building administrative facility in West Sacramento, California under a ten-year lease expiring in 2001. The Bank leases additional administrative office space in Dallas which includes approximately 46,000 square feet of space under a lease expiring in 1999.

     As part of the Cal Fed Acquisition, the Bank assumed the lease on executive offices and an office building of approximately 513,000 square feet. The Bank vacated all but approximately 44,000 square feet of this facility during the first half of 1997. The office lease was to expire in 2007, however, the Bank terminated its remaining liability on all space other than approximately 44,000 square feet by payment of approximately $28 million. The lease on the remaining 44,000 square feet terminates in 2003. In addition, Old California Federal had certain operating and administrative departments in a leased facility containing approximately 225,000 square feet located in Rosemead, California. The Bank vacated the Rosemead facility during the first half of 1997. The Rosemead lease expires in 2008.

     At December 31, 1997, California Federal operated a total of 225 retail branches and maintained 22 vacant branch facilities which were consolidated as a result of the Branch Purchases (as defined herein), the 1996 Acquisitions, the Cal Fed Acquisition and various consolidations of operations to West Sacramento. Of the 225 total operating retail branches, 62 were owned and 163 were leased. Some of these retail branches are multi-purpose facilities, housing loan production and administrative facilities in addition to retail space. Of the 22 vacant facilities (one owned and 21 leased, all in California), 14 locations have been subleased.

     At December 31, 1997, there were 16 separate loan production offices, all of which were leased, and which include three offices housing operations acquired in the LMUSA Purchases and 13 offices housing wholesale lending operations.
There are no vacant loan production facilities at December 31, 1997.

     In addition, the Bank operated 11 separate administrative facilities (two owned and nine leased) and maintained 13 vacant administrative facilities (five owned and eight leased). Of the 13 vacant administrative facilities, eight were subleased. The administrative facilities include a 230,000 square foot owned building in Frederick, Maryland, which houses FNMC's operations and approximately 39,000 square feet of leased space in Dallas, which houses Auto One. A state-by-state breakdown of all retail branches, administrative facilities and loan production offices operated by the Bank at December 31, 1997 is shown in the following table:

                                                   Administrative         Loan Production
                             Branches                Facilities             Facilities
                      ----------------------  ----------------------  ----------------------
                      Owned   Leased  Vacant  Owned   Leased  Vacant  Owned   Leased  Vacant
                      -----   ------  ------  -----   ------  ------  -----   ------  ------
Arizona                 --      --      --      --       1      --      --       2      --
California              55     139      22       1       4      10      --       4      --
Florida                  6      18      --      --       1       1      --       1      --
Georgia                 --      --      --      --      --      --      --       1      --
Illinois                --      --      --      --      --       1      --       1      --
Maryland                --      --      --       1      --      --      --       1      --
Minnesota               --      --      --      --      --      --      --       1      --
Montana                 --      --      --      --       1      --      --      --      --
Nevada                   1       6      --      --      --      --      --       1      --
Pennsylvania            --      --      --      --      --      --      --       1      --
Texas                   --      --      --      --       2       1      --       1      --
Washington              --      --      --      --      --      --      --       2      --
                       ---     ---     ---     ---     ---     ---     ---     ---     ---
     Total              62     163      22       2       9      13      --      16      --
                       ===     ===     ===     ===     ===     ===     ===     ===     ===

     In April 1995, FNMC closed substantially all of its retail mortgage loan production offices. Costs associated with such closure approximated $2 million and are included in noninterest expense in the Company's 1995 consolidated statement of income. On a continuing basis, the Bank evaluates the adequacy of its office premises. As a result, surplus office facilities may be sold or subleased to maintain cost-effective operations and minimize vacant facilities.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in legal proceedings on claims incidental to the normal conduct of its business. See also "Business--Other Activities--Cal Fed Contingent Litigation Recovery Participation Interests." Although it is impossible to predict the outcome of any outstanding legal proceedings, management believes that such legal proceedings and claims, individually or in the aggregate, will not have a material effect on Parent Holdings or the Bank.


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

     MacAndrews & Forbes beneficially owns all shares of the common stock of Parent Holdings. As a result, MacAndrews & Forbes is able to direct and control the policies of the Company, California Federal and its subsidiaries, including mergers, sales of assets and similar transactions.

     MacAndrews & Forbes is a diversified holding company with interests in several industries. Through its 83% ownership of Revlon, Inc. ("Revlon"), MacAndrews & Forbes is engaged in the cosmetics and skin care, fragrance and personal care products business. MacAndrews & Forbes also owns 82% of The Coleman Company, Inc. ("Coleman"), which is engaged in the manufacture and marketing of recreational outdoor products, portable generators, spas and hot tubs, and 65% of Meridian Sports Incorporated ("Meridian Sports"), a manufacturer and marketer of specialized boats and water sports equipment. On February 27, 1998, MacAndrews & Forbes entered into an agreement with Sunbeam Corporation pursuant to which MacAndrews & Forbes' ownership interest in Coleman will be sold to Sunbeam Corporation. The sale is expected to be consummated in late March or early April 1998. Through its 64% ownership of Consolidated Cigar Holdings Inc. ("Cigar Holdings"), MacAndrews & Forbes is engaged in the manufacture and distribution of cigars and pipe tobacco. Through its 36% ownership of M&F Worldwide Corp. ("MFW") (assuming conversion of certain preferred stock), MacAndrews & Forbes is in the business of processing licorice and other flavors. On December 18, 1997, MacAndrews & Forbes entered into an agreement pursuant to which MacAndrews & Forbes will acquire a controlling interest in Panavision Inc., a manufacturer and supplier of film camera systems to the motion picture and television industries. MacAndrews & Forbes is also in the financial services business through the Bank. The principal executive offices of MacAndrews & Forbes are located at 35 East 62nd Street, New York, New York 10021.

     Dividends

     During 1997, 1996 and 1995, dividends on Parent Holdings' common stock totalled $8.5 million, $322.7 million and $90.0 million, respectively. See further discussion of dividend restrictions in Note 24 of Parent Holdings' 1997 audited consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

     The data presented below represents selected financial data relative to the Company for, and as of the end of, each of the years in the five-year period ended December 31, 1997.

                                                                      Year Ended December 31,
                                             -------------------------------------------------------------------------
                                                 1997 (1)      1996 (2)        1995            1994 (3)       1993 (4)
                                                 ----          ----            ----            ----           ----
                                                                        (dollars in thousands)
SELECTED OPERATING DATA

Interest income                              $ 2,102,700    $ 1,233,799     $ 1,075,845     $   293,139    $    95,264
Interest expense                               1,498,417        848,294         734,815         199,845         74,728
Net interest income                              604,283        385,505         341,030          93,294         20,536
Provision for loan losses                         79,800         39,600          37,000           6,226          1,402
Noninterest income                               364,484        653,378         150,973          41,158        190,876
Noninterest expense                              650,569        491,736         332,553          96,298         63,392
Income before taxes, extraordinary item
    and minority interest                        238,398        507,547         122,450          31,928        146,618
Income tax expense (benefit) (5)                  41,315        (75,807)        (57,185)          2,558          2,500
Income before extraordinary item
    and minority interest                        197,083        583,354         179,635          29,370        144,118
Extraordinary item: (loss)/gain on early
    extinguishment of debt, net                       --         (1,586)          1,967           1,376             --
Income before minority interest                  197,083        581,768         181,602          30,746        144,118
Minority interest (6)                            131,851        161,191          59,138           4,259             --
Net income                                        65,232        420,577         122,464          26,487        144,118

SELECTED PERFORMANCE RATIOS

Return on average assets (7)                        0.21%          2.45%           0.83%           0.60%          7.84%
Return on average common equity (8)                34.96         153.71           35.91           15.86          69.41
Average equity to average assets                    0.61           1.60            2.32            3.76          11.31
Yield on interest-earning assets (9)                7.53           7.76            7.71            6.85           5.42
Cost of interest-bearing liabilities (10)           5.28           5.29            5.35            4.83           4.70
Net interest margin (11)                            2.16           2.44            2.44            2.18           1.14

RATIO OF EARNINGS TO COMBINED
  FIXED CHARGES AND MINORITY INTEREST (12)

Excluding interest on deposits                      1.12x          1.58x           1.18x           1.26x          9.59x
Including interest on deposits                      1.07           1.34            1.08            1.13           3.02

                                                                             December 31,
                                             ------------------------------------------------------------------------
                                                 1997 (1)      1996 (2)         1995         1994 (3)       1993 (4)
                                                 ----          ----             ----         ----           ----
                                                                          (dollars in thousands)
SELECTED FINANCIAL DATA

Securities available for sale (13)           $   813,085    $   542,019    $   348,561    $    45,000     $       --
Securities held to maturity (13)                  58,299          4,272          1,455        411,859         15,118
Mortgage-backed securities available
    for sale                                   5,076,598      1,598,652      1,477,514             --             --
Mortgage-backed securities held
    to maturity (13)                           1,337,877      1,621,662      1,524,488      3,153,812        341,224
Loans receivable, net                         19,424,410     10,212,583      8,829,974      9,966,886         29,244
Covered Assets, net                                   --             --         39,349        311,603        592,593
Total assets                                  31,362,156     16,635,073     14,666,781     14,683,559      1,125,222

Deposits                                      16,202,605      8,501,883     10,241,628      9,196,656        431,788
Securities sold under agreements
    to repurchase                              1,842,442      1,583,387        969,510      1,883,490        119,144
Borrowings                                    11,232,530      5,364,894      2,392,862      2,808,979        440,792
Total liabilities                             29,980,536     15,849,610     13,903,635     14,029,957      1,012,328
Minority interest                              1,175,704        613,852        358,991        323,935             --
Stockholder's equity                             205,916        171,611        404,155        329,667        112,894

REGULATORY CAPITAL RATIOS OF THE BANK

Tangible capital                                    5.65%          7.17%          5.84%          5.50%          9.50%
Core capital                                        5.65           7.17           5.84           5.50           9.50
Risk-based capital:
    Core capital                                   10.14          11.50           9.14           8.86          67.71
    Total capital                                  11.93          13.62          11.34          11.01          68.97

SELECTED OTHER DATA

Number of full service customer facilities           225            116            160            156              4
Loans serviced for others (14)               $47,933,469    $44,034,194    $27,900,528    $ 7,475,119     $  327,449
Number of employees                                5,235          3,547          3,619          3,573            317
Non-performing assets as a
    % of the Bank's total assets                    0.87%          1.36%          1.50%          1.49%          0.98%

--------------
(1) On January 3, 1997, the Company acquired assets with fair values totalling approximately $14.2 billion and liabilities (including deposit liabilities) with fair value totalling approximately $12.9 billion in the Cal Fed Acquisition. In addition, on May 31, 1997, the Company consummated the Weyerhaeuser Purchase, acquiring a $3.2 billion loan servicing portfolio. Noninterest income for the year ended December 31, 1997 includes pre-tax gains of $14.0 million on the sale of MSRs, $25 million on the sale of ACS stock, and $3.6 million on the sale of deposits. Noninterest expense for the year ended December 31, 1997, includes a $29.0 million provision for professional fees and unreimbursable costs related to the foreclosure of 1-4 unit residential loans serviced for others.

(2) On January 31, 1996, FNMC consummated the LMUSA 1996 Purchase, acquiring a $14.1 billion loan servicing portfolio. On February 1, 1996, the Company acquired SFFed, with assets at fair values totalling approximately $4 billion and liabilities (including deposit liabilities) with fair values totalling approximately $3.8 billion. During the year ended December 31, 1996, the Company closed the Branch Sales, with associated deposit accounts totalling $4.6 billion. Noninterest income for the year ended December 31, 1996 includes pre-tax gains of $363.3 million related to the Branch Sales. Noninterest expense for the year ended December 31, 1996 includes a pre-tax charge of $60.1 million for the Special SAIF Assessment (as defined herein).

(3) On October 3, 1994, effective immediately following the close of business on September 30, 1994, the Company acquired assets with fair values totalling approximately $14.1 billion and liabilities (including deposit liabilities) with fair values totalling approximately $13.4 billion from Old FNB.

(4) During the first quarter of 1993, the Company sold certain assets, liabilities, and substantially all of its branch operations located in Texas, including $829 million of loans and 130 branches with $6.9 billion in deposits, in the BAC Sale. A net gain of $141 million was recorded in connection with this sale.

(5) Income tax expense of $2.5 million was recorded in the first quarter of 1993 representing AMT (as defined herein) expense related to the gain recognized on the BAC Sale (see Footnote 4). Income tax expense recorded in 1994 after the FN Acquisition represents federal AMT reduced, to the extent of 90%, by net operating loss carryovers, and state tax at an assumed rate of 8%. Income tax benefit for 1996 and 1995 includes the recognition of a deferred tax benefit of $125 million and $69 million, respectively, offset by federal AMT tax reduced, to the extent of 90%, by net operating loss carryovers and state tax generally at an assumed rate of 8%. Income tax expense for 1997 represents federal AMT reduced, to the extent of 90%, by net operating loss carryovers, and state tax at an assumed rate of 11%.

(6) Represents dividends on the REIT Preferred Stock, net of related tax benefit, the Bank Preferred Stock, the FN Holdings Preferred Stock and FN Holdings class B common stock owned by Hunter's Glen. The REIT Preferred Stock was issued on January 31, 1997.

(7) Return on average assets represents net income as a percentage of average assets for the periods presented.

(8) Return on average common equity represents net income available to common stockholder as a percentage of average common equity for the periods presented.

(9) Yield on interest-earning assets represents interest income as a percentage of average interest-earning assets.

(10) Cost of interest-bearing liabilities represents interest expense as a percentage of average interest-bearing liabilities.

(11) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(12) Earnings used in computing the ratio of earnings to combined fixed charges and minority interest consist of income before income taxes, extraordinary item and minority interest. Fixed charges consist of interest expense on borrowings, the interest component of lease expense and, where indicated, interest expense on deposits.

(13) Fluctuation in securities and mortgage-backed securities held to maturity and securities and mortgage-backed securities available for sale from December 31, 1994 to December 31, 1995 resulted from the reclassification of substantially all securities and mortgage-backed securities (except for mortgage-backed securities resulting from the securitization with recourse of certain of the Bank's loans) from held to maturity to securities available for sale on December 29, 1995.

(14) Includes loans serviced by the Bank and its subsidiaries, excluding loans serviced for the Bank by FNMC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Parent Holdings is a holding company whose only significant asset is its 80% ownership of FN Holdings, which owns 100% of the common stock of California Federal. As such, Parent Holdings' principal business operations are conducted by California Federal and its subsidiaries.

     The following discussion should be read in conjunction with the Consolidated Financial Statements of Parent Holdings and the notes thereto included elsewhere in this Form 10-K. The following discussion includes historical information relating to Parent Holdings, including the effect of the Cal Fed Acquisition for the period since consummation on January 3, 1997.

GENERAL

     Parent Holdings is a diversified financial services company whose principal business, through California Federal, consists of (i) operating retail deposit branches to serve consumers in California and, to a lesser extent, in Florida and Nevada, (ii) originating and/or purchasing, on a nationwide basis, 1-4 unit residential loans and, to a lesser extent, certain commercial real estate and consumer loans, for investment and (iii) mortgage banking activities, including originating and servicing 1-4 unit residential loans for others. Revenues are derived primarily from interest earned on loans, interest received on government and agency securities and mortgage-backed securities, gains on sales of loans and other investments, and fees received in connection with loan servicing, securities brokerage and other customer service transactions. Expenses primarily consist of interest on customer deposit accounts, interest on short-term and long-term borrowings, provisions for losses, general and administrative expenses consisting of compensation and benefits, occupancy and equipment, advertising and marketing, loan expenses, professional fees, data processing and other general and administrative expenses.

     The following is a description of the significant acquisitions and dispositions which have occurred since the FN Acquisition. Each of the acquisitions was recorded using the purchase method of accounting. Under this method of accounting, the purchase price of the acquisition is allocated to the assets and liabilities acquired based on their fair market values as of the date of the acquisition.

     The Cal Fed Acquisition

     On January 3, 1997, FN Holdings acquired Cal Fed and Old California Federal for approximately $1.2 billion in cash and the issuance of the Secondary Litigation Interests. At December 31, 1996, Old California Federal had approximately $14.1 billion in assets, $8.9 billion in deposits and operated 119 branches in California and Nevada. Upon consummation of the Cal Fed Acquisition, the Bank merged with Old California Federal, with Old California Federal surviving.

     As a result of the Cal Fed Acquisition, the Company gained a substantial presence in Southern California. In order to realize economies of scale and cost reduction opportunities presented by the Cal Fed Acquisition, the Company began to consolidate or eliminate duplicative back office operations and administrative and management functions. The Company presently estimates that, as a result of these measures, it saved approximately $68 million in noninterest expense during the first twelve months of operations following the Cal Fed Acquisition as compared to operating Old California Federal on a stand-alone basis.

     As a result of the Cal Fed Acquisition, the Company became obligated with respect to the following outstanding debt securities of Old California Federal:
(i) $50 million of the 10.668% Subordinated Notes, (ii) $2.6 million of the
6 1/2% Convertible Subordinated Debentures and (iii) $4.3 million of the 10% Subordinated Debentures Due 2003. See "Business--Sources of Funds."

     Impact of Other Acquisitions and Dispositions

     On February 28, 1995, FNMC consummated the Maryland Acquisition and acquired a 1-4 unit residential loan servicing portfolio of approximately $11.4 billion, including a subservicing portfolio of $1.8 billion, and certain assets and liabilities for approximately $178 million. The Company's consolidated statement of income for the year ended December 31, 1995 includes the results of operations of the acquired mortgage servicing operation for the period from March 1, 1995 through December 31, 1995.

     In April, August and December 1995, the Company acquired seven retail branches with approximately $513 million in deposits located in California (the "Branch Purchases"). The weighted average deposit premium paid in connection with the Branch Purchases was 3.78%. The results of operations of the acquired retail deposit operations are included in the Company's consolidated statement of income for the year ended December 31, 1995 from the date each of the transactions was consummated.

     On October 2, 1995, FNMC consummated the LMUSA 1995 Purchase, acquiring a loan servicing portfolio of approximately $11.1 billion (including a subservicing portfolio of $3.1 billion), a master servicing portfolio of $2.9 billion and other assets, principally existing loans and loan production operations for approximately $100 million and the assumption of certain indebtedness secured by the acquired loan portfolio totalling approximately $274 million. The Company's consolidated statement of income for the year ended December 31, 1995 includes the results of operations of the acquired mortgage servicing operations for the period from October 3, 1995 through December 31, 1995.

     On January 31, 1996, FNMC consummated the LMUSA 1996 Purchase, acquiring a loan servicing portfolio of approximately $14.1 billion (including a subservicing portfolio of $2.4 billion), a master servicing portfolio of $2.7 billion, LMUSA's real estate acquired through loan foreclosures in connection with its servicing operations and LMUSA's trade names for approximately $160.0 million, subject to certain adjustments, and the assumption of certain of LMUSA's obligations secured by its mortgage servicing operations. The Company's consolidated statement of income for the year ended December 31, 1996 includes the results of operations of the acquired mortgage servicing operations for the period from February 1, 1996 through December 31, 1996.

     On February 1, 1996, the Company consummated the SFFed Acquisition involving assets totalling $4.0 billion and retail deposits totalling $2.7 billion. The Company's consolidated statement of income for the year ended December 31, 1996 includes the results of operations of the acquired operations of SFFed for the period from February 1, 1996 through December 31, 1996.

     On June 1, 1996, the Company consummated the Home Federal Acquisition, involving approximately $717 million in assets and $632 million in deposits. The Company's consolidated statement of income for the year ended December 31, 1996 includes the results of operations of the acquired operations of HFFC for the period from June 1, 1996 through December 31, 1996.

     During the first half of 1996, the Company closed the Branch Sales with associated deposit accounts totalling $4.6 billion, resulting in pre-tax gains totalling $363.3 million, which represented an average premium of 7.96% of the approximately $4.6 billion of deposits sold. The Company's consolidated statement of income for the year ended December 31, 1996 includes the results of operations of those branches sold in the Branch Sales for the period prior to sale.

     On May 31, 1997, FNMC consummated the Weyerhaeuser Purchase, acquiring a residential mortgage loan servicing portfolio of approximately $3.2 billion for $37.1 million. The Company's consolidated statement of income for the year ended December 31, 1997 includes the results of operations of the acquired 1-4 unit residential loan servicing operations for the period from June 1, 1997 through December 31, 1997.

     On September 30, 1997, the Company sold MSRs for approximately 52,000 loans with an unpaid principal balance of approximately $2.3 billion in the Servicing Sale. A pre-tax gain of $14.0 million was recorded in connection with this transaction.

     On December 12, 1997, the Company closed the Texas Branch Sale, which included the sale of retail deposits totalling $57.6 million at a gross price representing a deposit premium of 4.1%. The Texas Branch Sale resulted in a net pre-tax gain on sale of $2.5 million.

     On February 4, 1998, the Company consummated the GSAC Acquisition. The aggregate consideration paid in connection with the GSAC Acquisition was approximately $22.5 million and a 20% interest in the common stock of Auto One.

     On February 4, 1998, the Company and Hunter's Glen entered into the Golden State Merger Agreement with Golden State, pursuant to which the Company, Hunter's Glen and Golden State agreed to the Golden State Merger. Following the Golden State Merger, the combined parent company, Golden State, will have 135 to 145 million common shares outstanding and will continue to be a publicly traded company. As part of the Golden State Merger Agreement, Glendale Federal will be merged with and into the Bank. At December 31, 1997, Glendale Federal had total assets of approximately $16.0 billion and deposits of $9.5 billion and operated 181 branches and 26 loan offices in California. The Golden State Merger is subject to regulatory and stockholder approval and is expected to close during the third quarter of 1998.

     Accounting Changes

     On June 28, 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

     In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS No. 127"). SFAS No. 127 defers for one year the effective date (i) of paragraph 15 of SFAS No. 125 and (ii) of paragraphs 9-12 and 237(b) of SFAS No. 125 for repurchase agreement, dollar-roll, securities lending and similar transactions. SFAS No. 127 provides additional guidance on the types of transactions for which the effective date of SFAS No. 125 has been deferred. It also requires that if it is not possible to determine whether a transaction occurring during calendar-year 1997 is part of a repurchase agreement, dollar-roll, securities lending, or similar transaction, then paragraphs 9-12 of SFAS No. 125 should be applied to that transfer. The Company adopted SFAS No. 125, as amended by SFAS No. 127, on January 1, 1997. Such adoption did not have a material impact on the Company's consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This statement has no impact on the financial condition or results of operations of the Company, but does impact the Company's disclosure requirements. The Company has adopted this statement effective October 1, 1997.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends SFAS No. 94, "Consolidation of All Majority-Owned

Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. This statement has no impact on the financial condition or results of operations of the Company, but will require changes in the Company's disclosure requirements.

RESULTS OF OPERATIONS

     The year-to-year comparisons set forth below, including the changes in magnitude of the various items between periods, have been affected by the acquisitions and dispositions described above and consummated during the periods involved.

     The following table sets forth, for the periods and at the dates indicated, information regarding Parent Holdings' consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. The information presented represents the historical activity of Parent Holdings.

                                                                         Year Ended December 31,
                                                                        -------------------------
                                                      1997                         1996                         1995
                                           ---------------------------  --------------------------   ---------------------------
                                           Average             Average  Average            Average   Average             Average
                                           Balance  Interest    Rate    Balance  Interest   Rate     Balance   Interest    Rate
                                           -------  --------    ----    -------  --------   ----     -------   --------    ----
                                                                           (dollars in millions)
ASSETS

     Interest-earning assets (1):
         Securities and interest-bearing
           deposits in banks (2)           $ 1,015  $   62      6.11%  $   566    $   35     6.15%   $   435   $   28      6.42%
         Mortgage-backed securities
           available for sale (3)            4,485     298      6.64     1,697       116     6.83         --       --        --
         Mortgage-backed securities
           held to maturity (3)              1,482     113      7.65     1,766       135     7.65      2,985      213      7.14
         Loans held for sale                 1,068      77      7.15       855        62     7.20        290       24      8.35
         Loans receivable, net              19,859   1,553      7.82    10,994       885     8.05     10,072      800      7.94
         Covered Assets, net                    --      --        --        26         1     5.41        165       11      6.67
                                           -------  ------      ----   -------    ------     ----    -------   ------      ----
         Total interest-earning assets      27,909   2,103      7.53%   15,904     1,234     7.76%    13,947    1,076      7.71%
                                                    ------      ----              ------     ----              ------      ----
     Noninterest-earning assets              2,865                       1,223                           751
                                           -------                     -------                       -------
           Total assets                    $30,774                     $17,127                       $14,698
                                           =======                     =======                       =======

LIABILITIES, MINORITY INTEREST AND
     STOCKHOLDER'S EQUITY

     Interest-bearing liabilities:
         Deposits                          $16,728   $ 747      4.47%  $ 9,360    $  419     4.48    $ 9,959   $  447      4.49%
         Securities sold under agreements
           to repurchase                     2,512     141      5.52     2,109       120     5.70      1,577      105      6.66
         Borrowings (4)                      9,153     611      6.67     4,558       309     6.77      2,210      183      8.26
                                           -------  ------      ----   -------    ------     ----    -------   ------      ----
         Total interest-bearing
           liabilities                      28,393   1,499      5.28%   16,027       848     5.29%    13,746      735      5.35%
                                                    ------      ----              ------     ----              ------      ----
     Noninterest-bearing liabilities         1,030                         298                           277
     Minority interest                       1,164                         528                           334
     Stockholder's equity                      187                         274                           341
                                           -------                     -------                       -------
         Total liabilities, minority
              interest and
              stockholder's equity         $30,774                     $17,127                       $14,698
                                           =======                     =======                       =======
     Net interest income                            $  604                        $  386                       $  341
                                                    ======                        ======                       =======
     Interest rate spread                                       2.25%                        2.47%                         2.36%
                                                                ====                         ====                          ====
     Net interest margin                                        2.16%                        2.44%                         2.44%
                                                                ====                         ====                          ====
     Average equity to average assets                           0.61%                        1.60%                         2.32%
                                                                ====                         ====                          ====

--------------
(1) Nonaccruing assets are included in the average balances for the periods indicated.

(2) Includes interest-bearing deposits in other banks and securities purchased under agreements to resell.

(3) Substantially all securities held to maturity (except for mortgage-backed securities resulting from the securitization with recourse of certain of the Bank's loans) were reclassified to securities available for sale on December 29, 1995. The average balance of such securities for three days in 1995 is not material and is therefore not presented. Average balances presented for 1996 and 1997 represent the original amortized cost of the securities without the effect of unrealized gains and losses recorded as a result of the available for sale classification.

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

                                                                      Year ended December 31,
                                                     ----------------------------------------------------------
                                                            1997 vs. 1996                   1996 vs. 1995
                                                     ---------------------------     --------------------------
                                                     Increase (Decrease)  Due to     Increase (Decrease) Due to
                                                      Volume    Rate        Net        Volume    Rate     Net
                                                      ------    ----        ---        ------    ----     ---
                                                                               (in millions)
INTEREST INCOME:

Securities and interest-bearing deposits in banks      $ 28     $ (1)       $ 27        $  8    $ (1)     $  7
Mortgage-backed securities available for sale           185       (3)        182         116      --       116
Mortgage-backed securities held to maturity             (22)      --         (22)        (94)     16       (78)
Loans held for sale                                      15       --          15          41      (3)       38
Loans receivable, net                                   692       (24)       668          74      11        85
Covered assets, net                                      (1)      --          (1)         (8)     (2)      (10)
                                                       ----     ----        ----        ----    ----      ----
         Total                                          897      (28)        869         137      21       158
                                                       ----     ----        ----        ----    ----      ----
INTEREST EXPENSE:

Deposits                                                329       (1)        328         (27)     (1)      (28)
Securities sold under agreements to repurchase           24       (3)         21          26     (11)       15
Borrowings                                              306       (4)        302         151     (25)      126
                                                       ----     ----        ----        ----    ----      ----
         Total                                          659       (8)        651         150     (37)      113
                                                       ----     ----        ----        ----    ----      ----
Change in net interest income                          $238     $(20)       $218       $ (13)    $58       $45
                                                       ====     ====        ====        ====    ====      ====

     The volume variances in total interest income and total interest expense for the year ended December 31, 1997 compared to the corresponding period in 1996 were largely due to the additional $17.0 billion in interest-earning assets acquired and $16.9 billion in interest-bearing liabilities assumed in the Cal Fed Acquisition and the 1996 Acquisitions, as well as the assumption of the 10 5/8% Notes. The negative total rate variance of $20 million was primarily attributable to assets from the Cal Fed Acquisition generally having a lower yield than the rest of the portfolio, the assumption of the 10 5/8% Notes, the issuances of the 9 1/8% Senior Subordinated Notes and the 12 1/2% Senior Notes and the impact of the additional wholesale borrowings used to finance the Branch Sales.

     The volume variances in total interest income and total interest expense between the year ended December 31, 1995 to the corresponding period in 1996 were largely due to the issuance of the 12 1/2% Senior Notes and additional $4.2 billion in interest-earning assets acquired and $4.4 billion in interest-bearing liabilities assumed in the 1996 Acquisitions. The positive total rate variance of $58 million was primarily attributable to increasing rates on adjustable-rate assets and the decrease in overall market rates on interest-bearing liabilities between the two periods, offset slightly by the impact of the additional wholesale borrowings used to finance the Branch Sales. During the year ended December 31, 1996, deposits totalling $4.6 billion with a weighted average rate of 4.59% were sold and replaced with $4.1 billion of FHLB advance borrowings and securities sold under agreements to repurchase with a weighted average rate of 5.45%.

     Year Ended December 31, 1997 versus Year Ended December 31, 1996

     Net Income. Parent Holdings reported net income for the year ended December 31, 1997 of $65.2 million compared with net income of $420.6 million in 1996. Net income for the year ended December 31, 1997 included pre-tax gains of $25.0 million from the sale of the remaining ACS stock, $14.0 million on the sale of mortgage servicing rights and $3.6 million on the sales of branches, partially offset by a $29.0 million provision for professional fees and additional unreimbursable costs related to the foreclosure of 1-4 unit residential mortgage loans serviced for others. Net income for the year ended December 31, 1996 included $363.3 million in pre-tax gains on sales of branches, $40.4 million in pre-tax gains from the sale of ACS stock, $25.6 million in pre-tax income recognized in connection with the termination of the Assistance Agreement and the recognition of a $125.0 million deferred tax benefit, partially offset by a $60.1 million charge for the Special SAIF Assessment. Excluding non-recurring and expected non-recurring items, net income for the years ended December 31, 1997 and 1996 totalled $64.5 million and $75.9 million, respectively.

     Interest Income. Total interest income was $2.1 billion for the year ended December 31, 1997, an increase of $869 million from the year ended December 31, 1996. The interest-earning assets acquired in the Cal Fed Acquisition and the 1996 Acquisitions resulted in total interest-earning assets for the year of 1997 averaging $27.9 billion, compared to $15.9 billion for the corresponding period in 1996. The weighted average yield on total interest-earning assets during the year ended December 31, 1997 decreased to 7.53% compared to 7.76% for the year ended December 31, 1996, primarily due to assets from the Cal Fed Acquisition generally having a lower yield than the rest of the portfolio.

     Parent Holdings earned $1.6 billion of interest income on loans receivable for the year ended December 31, 1997, an increase of $668 million from the year ended December 31, 1996. The loans acquired in the Cal Fed Acquisition and the 1996 Acquisitions contributed most of the additional interest income in 1997 and resulted in an increase in the average balance of loans receivable to $19.9 billion for the year ended December 31, 1997 from $11.0 billion for the year ended December 31, 1996. The weighted average yield on loans receivable decreased to 7.82% for the year ended December 31, 1997 from 8.05% for the comparable period in 1996, due primarily to the addition of $10.1 billion in loans from the Cal Fed Acquisition generally having a lower yield than the rest of the portfolio.

     In addition, Parent Holdings earned $77 million of interest income on loans held for sale for the year ended December 31, 1997, an increase of $15 million from the year ended December 31, 1996. The average balance of loans held for sale was $1.1 billion for the year ended December 31, 1997, an increase of $213 million from the comparable period in 1996, due primarily to increased originations. The weighted average yield on loans held for sale decreased slightly to 7.15% for the year ended December 31, 1997 from 7.20% for the year ended December 31, 1996, primarily due to the portfolio consisting of a higher percentage of lower-rate adjustable rate loans in 1997 compared to a predominantly fixed-rate portfolio in 1996.

     Interest income on mortgage-backed securities available for sale was $298 million for the year ended December 31, 1997, an increase of $182 million from the year ended December 31, 1996. The average portfolio balances increased $2.8 billion, to $4.5 billion, during the year ended December 31, 1997 compared to the same period in 1996. The weighted average yield on these assets decreased from 6.83% for the year ended December 31, 1996 to 6.64% for the year ended December 31, 1997. The increase in the volume and decrease in the weighted average yield was primarily due to the acquisition of $2.0 billion in mortgage-backed securities from the Cal Fed Acquisition and the purchase of $2.6 billion in other mortgage-backed securities during 1997.

     Interest income on mortgage-backed securities held to maturity was $113 million for the year ended December 31, 1997, a decrease of $22 million from the year ended December 31, 1996. The average portfolio balance decreased $284 million, to $1.5 billion, during the year ended December 31, 1997 compared to the same period in 1996.

     There was no interest income from Covered Assets for the year ended December 31, 1997, as a result of the disposal of all remaining Covered Assets in August 1996.

     Interest income from securities and interest-bearing deposits in banks was $62 million for the year ended December 31, 1997, an increase of $27 million from the year ended December 31, 1996. The average portfolio balance increased to $1.0 billion, an increase of $449 million from the year ended December 31, 1996, primarily due to the assets acquired in the Cal Fed Acquisition and purchases of short-term investment securities made by the Company during 1997 to meet liquidity needs. The weighted average yield on these assets decreased to 6.11% for the year ended December 31, 1997 from 6.15% for the year ended December 31, 1996, primarily due to a shift in the mix to lower-rate interest-bearing deposits acquired in the Cal Fed Acquisition, along with a decline in yields earned on interest-bearing deposits in other banks.

     Interest Expense. Total interest expense was $1.5 billion for the year ended December 31, 1997, an increase of $651 million from the year ended December 31, 1996. The increase was the result of additional interest-bearing liabilities assumed in the Cal Fed Acquisition and the 1996 Acquisitions, the assumption of the 10 5/8% Notes, the issuances of the 9 1/8% Senior Subordinated Notes and the 12 1/2% Senior Notes and incrementally higher rates paid on the additional borrowings used to replace the retail deposits sold in the Branch Sales.

     Interest expense on customer deposits, including Brokered Deposits, was $747 million for the year ended December 31, 1997, an increase of $328 million from the year ended December 31, 1996. The average balance of customer deposits outstanding increased from $9.4 billion to $16.7 billion for the years ended December 31, 1996 and 1997, respectively, primarily due to $9.0 billion in deposits assumed in the Cal Fed Acquisition. The overall weighted average cost of deposits was 4.47% for the year ended December 31, 1997 and 4.48% for the year ended December 31, 1996.

     Interest expense on securities sold under agreements to repurchase totalled $141 million for the year ended December 31, 1997, an increase of $21 million from the year ended December 31, 1996. The average balance of such borrowings for the years ended December 31, 1997 and 1996 was $2.5 billion and $2.1 billion, respectively. The increase in the average balance was primarily attributable to $1.1 billion of such liabilities assumed in the Cal Fed Acquisition and the 1996 Acquisitions, partially offset by maturities and payoffs that were refinanced with FHLB advances and deposits acquired in the Cal Fed and Home Federal Acquisitions. The weighted average interest rate on these instruments decreased to 5.52% during the year ended December 31, 1997 from 5.70% for the year ended December 31, 1996, primarily due to a decrease in rates on new borrowings compared to such borrowings during 1996.

     Interest expense on borrowings totalled $611 million for the year ended December 31, 1997, an increase of $302 million from the year ended December 31, 1996. The increase was attributable to the net effect of borrowings assumed in the Cal Fed Acquisition and the 1996 Acquisitions, the assumption of the 10 5/8% Notes, the issuances of the 9 1/8% Senior Subordinated Notes and the
12 1/2% Senior Notes and additional borrowings to replace deposits sold in the Branch Sales, partially offset by the impact of a slight decrease in the rates paid on such borrowings. The average balance of borrowings outstanding for the years ended December 31, 1997 and 1996 was $9.2 billion and $4.6 billion, respectively. The weighted average interest rate on these borrowings decreased to 6.67% during the year ended December 31, 1997 from 6.77% for the year ended December 31, 1996, primarily due to the shorter average maturity of the portfolio during the year ended December 31, 1997 compared to the corresponding period in 1996, partially offset by the higher rates paid on the 10 5/8% Notes, the 9 1/8% Senior Subordinated Notes and the 12 1/2% Senior Notes.

     Net Interest Income. Net interest income was $604 million for the year ended December 31, 1997, an increase of $218 million from the year ended December 31, 1996. The interest rate spread decreased to 2.25% for the year ended December 31, 1997 from 2.47% for the year ended December 31, 1996.

     Noninterest Income. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, management fees and gains on the sales of branches and on sales of residential mortgage loans and MSRs, was $364 million for the year ended December 31, 1997, a decrease of $289 million from the year ended December 31, 1996. Income for the year ended December 31, 1997 included a $14.0 million gain from the Servicing Sale, a $25.0 million gain from the sale of the remaining ACS stock and a $3.6 million gain on the sales of branches. The activities in 1996 included (i) gains on the Branch Sales of $363.3 million, (ii) gain from the sale of ACS stock of $40.4 million, (iii) income recognized in connection with the termination of the Assistance Agreement of $25.6 million, and (iv) gain from the sale of consumer loans of $7.5 million.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $144 million for the year ended December 31, 1997, compared to $124 million for the year ended December 31, 1996. This increase was primarily due to the addition of the mortgage servicing portfolios acquired in the Cal Fed Acquisition, the 1996 Acquisitions, the LMUSA 1996 Purchase and the Weyerhaeuser Purchase, as well as MSRs originated through the increased origination capacity provided by the Cal Fed Acquisition, partially offset by portfolio paydowns. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $43.1 billion at December 31, 1996 to $46.6 billion at December 31, 1997. During the year ended December 31, 1997, the Company sold $5.5 billion in single-family mortgage loans originated for sale as part of its ongoing mortgage banking operations compared to $4.9 billion of such sales for the corresponding period in 1996.

     Customer banking fees and service charges related to retail banking operations, consisting of depositor fees for transaction accounts, overdrafts, and miscellaneous other fees, were $100 million for the year ended December 31, 1997, compared to $45 million for the year ended December 31, 1996. The increase was primarily attributable to the impact of increased revenues from the retail banking operations acquired in the Cal Fed Acquisition and the 1996 Acquisitions, partially offset by the impact of the Branch Sales.

     Management fees totalled $6 million for the year ended December 31, 1997, compared to $10 million for the year ended December 31, 1996. The decrease was attributable principally to the reduced number of commercial real estate assets under management for others as a result of an increase in dispositions of assets and contracts which have expired.

     Gain on sales of loans was $25 million for the year ended December 31, 1997, compared to a gain of $18 million for the year ended December 31, 1996. The increase was primarily attributed to early pay-offs of commercial loans with unamortized discounts, partially offset by a $7.5 million gain from the sale of $298.0 million of consumer loans during 1996.

     Gain on sales of assets was $38 million for the years ended December 31, 1997 and 1996. The gain in 1997 was primarily attributable to a $14.0 million gain related to the Servicing Sale and a $25.0 million gain on the sale of the Bank's remaining shares of ACS stock. The gain in 1996 was primarily the result of a $40.4 million gain from the sale of ACS stock, partially offset by a permanent impairment in the mortgage-backed securities available-for-sale portfolio.

     Gain on sale of branches was $4 million for the year ended December 31, 1997, attributable primarily to the Texas Branch Sales. For information on the 1996 gain on Branch Sales, see "Business--General."

     Gain from the termination of the Assistance Agreement was $25.6 million for the year ended December 31, 1996.

     Dividends on FHLB stock were $25 million for the year ended December 31, 1997, an increase of $13 million from the year ended December 31, 1996, representing an increase in the amount of such stock owned by California Federal, primarily as a consequence of the Cal Fed Acquisition.

     Other noninterest income was $23 million for the year ended December 31, 1997, an increase of $5 million from the year ended December 31, 1996. The increase was primarily attributable to a settlement received related to the condemnation of a building, an increase in disbursement float interest income and the recognition of a previously deferred gain on sale of certain retail operations, partially offset by the favorable outcome of an arbitration hearing during the year ended December 31, 1996, related to the FN Acquisition.

     Noninterest Expense. Total noninterest expense was $651 million for the year ended December 31, 1997, an increase of $159 million from the year ended December 31, 1996. The increase was principally due to the growth of the Company through the Cal Fed Acquisition and the 1996 Acquisitions and a $29.0 million provision recorded in 1997 for professional fees and unreimbursable costs related to the foreclosure of single-family loans serviced for others, partially offset by a $60.1 million charge recorded in 1996 for the Special SAIF Assessment.

     Total compensation and employee benefits expense was $256 million for the year ended December 31, 1997, an increase of $52 million from the year ended December 31, 1996. The increase in expense was primarily attributable to the presence of 1,688 additional employees at December 31, 1997 compared to December 31, 1996 as a result of the Cal Fed Acquisition, partially offset by a reduction in expense from December 31, 1996 to December 31, 1997 of $23.3 million related to a management incentive plan ("Incentive Plan") between FN Holdings and certain executive officers of the Bank. Parent Holdings and FN Holdings have no employees of their own.

     Occupancy and equipment expense was $82 million for the year ended December 31, 1997, an increase of $30 million from the year ended December 31, 1996, attributable primarily to the Cal Fed Acquisition and the 1996 Acquisitions, partially offset by operations sold in the Branch Sales.

     SAIF deposit insurance premiums decreased $70 million, to $11 million, for the year ended December 31, 1997 compared to the corresponding period in 1996, due to a decrease in the quarterly assessment rate from 23 cents to 6.42 cents per $100 of deposits, partially offset by an increase in the deposit assessment base as a result of the net impact of the Cal Fed Acquisition, the 1996 Acquisitions and the Branch Sales. In addition, the year ended December 31, 1996 included a $60.1 million charge for the Special SAIF Assessment.

     On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Reduction Act") was enacted. The Reduction Act provided for a special assessment (the "Special SAIF Assessment"), which was levied based on a rate of 65.7 cents per $100 of SAIF-insured domestic deposits held as of March 31, 1995. As a result of the Reduction Act, SAIF deposit insurance premiums included a $60.1 million pre-tax charge for the Special SAIF Assessment for the year ended December 31, 1996. The portion of the assessment related to deposits sold in Ohio, New York, New Jersey and Michigan was borne, pursuant to each sales contract, by the respective purchasers and, accordingly, such amounts were not included in the expense recorded by the Company.

     Loan expense, including foreclosure costs and loan servicing expenses, was $60 million for the year ended December 31, 1997, an increase of $29 million from the year ended December 31, 1996. The increase includes a $25.0 million provision for unreimbursable costs related to the foreclosure of single family loans serviced for others. The increase was also attributed to additional expenses associated with the higher volume of loans serviced, and higher outside appraisal fees, inspection fees and provision for loss on FHA and VA loans serviced.

     Marketing expense was $20 million for the year ended December 31, 1997, an increase of $9 million from the year ended December 31, 1996, attributed primarily to the Cal Fed Acquisition and the 1996 Acquisitions, partially offset by reduced nationwide marketing efforts as a result of the Branch Sales.

     Professional fees increased $30 million, to $49 million, for the year ended December 31, 1997 compared to the corresponding period in 1996. This increase included additional legal, consulting and audit expenses related to the Cal Fed Acquisition and the 1996 Acquisitions, as well as $4.0 million in higher fees paid to professional firms in connection with the foreclosure of loans serviced for others.

     Data processing expense was $12 million for the year ended December 31, 1997, an increase of $2 million from the year ended December 31, 1996, attributed primarily to the Cal Fed Acquisition.

     Foreclosed real estate operations, including gains on sales, resulted in a net gain of $3 million for the year ended December 31, 1997 compared to a net gain of $7 million for the same period in 1996. The change was primarily attributable to an increase in post-foreclosure write-downs of residential and commercial foreclosed real estate.

     Amortization of intangible assets increased to $49 million for the year ended December 31, 1997 from $9 million for the corresponding period in 1996, primarily due to the amortization of additional intangible assets recorded in connection with the Cal Fed Acquisition and the 1996 Acquisitions.

     Other noninterest expense was $114 million for the year ended December 31, 1997, an increase of $34 million from the year ended December 31, 1996, primarily due to amortization of deferred issuance costs related to the 10 5/8% Notes and an increase in provisions for telecommunications, postage, office supplies, insurance, retail branch and subservicing losses, OTS assessments and travel expenses, all of which are attributable primarily to the Cal Fed Acquisition and the 1996 Acquisitions.

     Provision for Income Tax. During the year ended December 31, 1997 and 1996, the Company recorded income tax expense of $41.3 million and income tax benefit of $75.8 million, respectively. The Company's effective federal income tax rate was 2% and (22)% during the year ended December 31, 1997 and 1996, respectively, while its statutory federal income tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of the utilization of net operating loss carryforwards for both periods and the recognition of a $125 million deferred tax benefit in the second quarter of 1996. The Company's effective state income tax rate, before extraordinary item and minority interest, increased to 15% from 8% during the year ended December 31, 1997 compared to the corresponding period in 1996, primarily as a result of the Company's increased presence in California where the state tax rate is generally higher than in other states and nondeductible goodwill amortization from the Cal Fed Acquisition and the 1996 Acquisitions.

     Extraordinary Item. During the year ended December 31, 1996, the Company repurchased $44 million aggregate principal amount of the 11.20% Senior Notes, resulting in a loss of $1.6 million, net of income taxes.

     Minority Interest. Minority interest in income includes dividends on the Bank Preferred Stock, the FN Holdings Preferred Stock and the REIT Preferred Stock totalling $52.8 million, $12.8 million and $36.6 million, respectively, during the year ended December 31, 1997. Minority interest relative to the REIT Preferred Stock is reflected on the consolidated statement of income net of the income tax benefit of $5.3 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest in income also includes $29.7 million representing that portion of FN Holdings' income attributable to its class B common stock which is owned by Hunter's Glen.

     Year Ended December 31, 1996 versus Year Ended December 31, 1995

     Net Income. Parent Holdings reported net income of $421 million for the year ended December 31, 1996, compared with net income of $122 million in 1995. Net income for the year ended December 31, 1996 included $363.3 million in pre-tax gains on sales of branches, $40.4 million in pre-tax gains from the sale of ACS stock, $25.6 million in pre-tax gain recognized in connection with the termination of the Assistance Agreement and the recognition of a $125.0 million deferred tax benefit, partially offset by a $60.1 million charge for the Special SAIF Assessment. Net income, excluding the aforementioned items, Incentive Plan (as defined herein) charges and extraordinary loss on early extinguishment of debt, totalled $75.9 million for the year ended December 31, 1996.

     Interest Income. Total interest income was $1.2 billion for the year ended December 31, 1996, an increase of $158 million from the year ended December 31, 1995. The interest-earning assets acquired in the 1996 Acquisitions resulted in total interest-earning assets for 1996 averaging $15.9 billion, compared to $13.9 billion for 1995. In addition, the weighted average yields on total interest-earning assets during 1996 increased to 7.76% from the 7.71% weighted average yield on total interest-earning assets during 1995.

     Parent Holdings earned $885 million of interest income on loans receivable for the year ended December 31, 1996, an increase of $85 million from the year ended December 31, 1995. The loans acquired in the 1996 Acquisitions contributed most of the increased interest income in 1996, and resulted in an increase in the average balance of loans receivable to $11.0 billion from $10.1 billion for the year ended December 31, 1995. The weighted average yield on loans receivable increased to 8.05% for the year ended December 31, 1996 from 7.94% for 1995 due to upward rate adjustments on adjustable rate 1-4 unit residential loans.

     Parent Holdings earned $62 million of interest income on loans held for sale for the year ended December 31, 1996, an increase of $38 million from the year ended December 31, 1995. The increased income was the net effect of a higher average volume of loans held for sale due to increased originations from the operations acquired in the Maryland Acquisition and the LMUSA Purchases, partially offset by a decrease in the weighted average rate of such loans. The average balance of loans held for sale was $855 million for the year ended December 31, 1996, an increase of $565 million from 1995. The weighted average yield on loans held for sale decreased to 7.20% for the year ended December 31, 1996 from 8.35% during 1995 due to generally decreasing market rates during the period and the portfolio consisting of a higher percentage of comparatively lower-rate adjustable rate loans in 1996 compared to a higher fixed rate portfolio in 1995.

     Interest income on mortgage-backed securities available for sale was $116 million for the year ended December 31, 1996. The average balance of mortgage-backed securities available for sale was $1.7 billion with a weighted average yield of 6.83% for the year ended December 31, 1996.

     Interest income on mortgage-backed securities held to maturity was $135 million for the year ended December 31, 1996, a decrease of $78 million from the year ended December 31, 1995. The average balance of mortgage-backed securities held to maturity decreased to $1.8 billion during the year ended December 31, 1996, compared to $3.0 billion during 1995. The weighted average yield on mortgage-backed securities held to maturity increased to 7.65% during 1996 from 7.14% during 1995, primarily due to the upward rate adjustments of adjustable rate mortgage-backed securities.

     Interest income from Covered Assets declined $10 million, to $1 million, for the year ended December 31, 1996. The decline is due to a reduction in the average volume of Covered Assets (which were acquired by the FDIC as part of the FDIC Purchase in June 1995) and the termination of the related Assistance Agreement in August 1996.

     Interest income from securities (other than those discussed above), including the available-for-sale portfolio and securities held to maturity, and interest-bearing deposits in other banks was $35 million for the year ended December 31, 1996, an increase of $7 million from the year ended December 31, 1995. The average portfolio balances during the years ended December 31, 1996 and 1995 increased to $566 million from $435 million, respectively, primarily due to assets acquired in the 1996 Acquisitions. The weighted average yield on these assets decreased to 6.15% during 1996 from 6.42% during 1995, primarily due to an overall decline in market interest rates.

     Interest Expense. Total interest expense was $848 million for the year ended December 31, 1996, an increase of $113 million from the year ended December 31, 1995. The increase was the result of additional interest-bearing liabilities assumed in the 1996 Acquisitions, the issuances of the 9 1/8% Senior Subordinated Notes and the 12 1/2% Senior Notes and incrementally higher rates paid on the additional borrowings incurred to replace the retail deposits sold in the Branch Sales.

     Interest expense on customer deposits, including Brokered Deposits, was $419 million for the year ended December 31, 1996, a decrease of $28 million from the year ended December 31, 1995. The average balance of customer deposits outstanding decreased from $10.0 billion to $9.4 billion for the years ended December 31, 1995 and 1996, respectively. The overall weighted average cost of deposits decreased from 4.49% for the year ended December 31, 1995 to 4.48% for the year ended December 31, 1996, due principally to the impact of higher average balances of lower rate custodial transaction accounts related to the additional MSRs acquired in the Maryland Acquisition and the LMUSA Purchases, partially offset by slight increases in the market rates of interest paid for Brokered Deposits.

     Interest expense on securities sold under agreements to repurchase totalled $120 million for the year ended December 31, 1996, an increase of $15 million from the year ended December 31, 1995. The average balance of such borrowings for the year ended December 31, 1996 and 1995 was $2.1 billion and $1.6 billion, respectively. The increase was attributable to $.8 billion of such liabilities acquired in the 1996 Acquisitions together with $1.5 billion in additional short-term borrowings to fund the Branch Sales during 1996, partially offset by maturities and payoffs that were refinanced with deposits acquired from the Home Federal Acquisition and FHLB advances. The weighted average interest rate on these borrowings decreased to 5.70% in 1996 from 6.66% for 1995, primarily due to the impact of decreases in overall market interest rates.

     Interest expense on borrowings totalled $309 million for the year ended December 31, 1996, an increase of $126 million from the year ended December 31, 1995. The increase was attributable to the net effect of a volume increase for borrowings assumed in the 1996 Acquisitions, the issuances of the 9 1/8% Senior Subordinated Notes and the 12 1/2% Senior Notes, and additional borrowings to replace the deposits sold in the Branch Sales, partially offset by the impact of decreases in the rates paid on such borrowings largely due to the shorter weighted average maturity of the borrowings at December 31, 1996 compared to December 31, 1995. The average balance outstanding for the year ended December 31, 1996 and 1995 was $4.6 billion and $2.2 billion, respectively. The weighted average interest rate on these borrowings decreased to 6.77% during the year ended December 31, 1996 from 8.26% for the year ended December 31, 1995, primarily due to the impact of decreases in overall market interest rates and the shorter average maturity of the portfolio.

     Net Interest Income. Net interest income was $386 million for the year ended December 31, 1996, an increase of $45 million from the year ended December 31, 1995. The interest rate spread increased to 2.47% for the year ended December 31, 1996 from 2.36% for the year ended December 31, 1995.

     Noninterest Income. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, management fees and gains on the Branch Sales and on sales of loans and loan servicing rights, was $653 million for the year ended December 31, 1996, an increase of $502 million from the year ended December 31, 1995. This increase included (i) gains on sales of branches of $363.3 million, (ii) gain from the sale of ACS stock of $40.4 million and (iii) gains recognized in connection with the termination of the Assistance Agreement of $25.6 million.

     Loan servicing fees, net of amortization of MSRs, were $124 million for the year ended December 31, 1996, compared to $70 million for the year ended December 31, 1995. This increase was due to the addition of the mortgage servicing portfolios acquired in the Maryland Acquisition, the LMUSA Purchases and the 1996 Acquisitions, as well as MSRs originated through the increased origination capacity provided by these acquisitions. The 1-4 unit residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $7.4 billion at January 1, 1995 to $27.0 billion at January 1, 1996 and to $43.1 billion at December 31, 1996. During the year ended December 31, 1996, the Company sold $4.9 billion in 1-4 unit residential loans originated for sale as part of its ongoing mortgage banking operations compared to $1.2 billion of such sales for 1995.

     Customer banking fees and service charges related to retail banking operations, consisting of depositor fees for transaction accounts, overdrafts, and miscellaneous other fees, were $45 million for the year ended December 31, 1996, compared to $47 million for the year ended December 31, 1995. The decrease was attributable to the impact of decreased revenues associated with the Branch Sales, partially offset by the increased revenues from the retail banking operations acquired in the Branch Purchases and the 1996 Acquisitions.

     Management fees totaled $10 million for the year ended December 31, 1996 compared to $15 million for the year ended December 31, 1995. The decrease was attributable principally to a reduction in the amount of assets under management as a result of the expiration of contracts with the Resolution Trust Corporation and other third parties.

     Gain on sales of branches was $363.3 million for the year ended December 31, 1996. See Note 3 to the accompanying financial statements of the Company for additional information regarding the Branch Sales.

     Gain on sales of loans was $18 million for the year ended December 31, 1996. The increase was attributable in part to a gain of $7.5 million on the sale of $298.0 million of consumer loans during the first quarter of 1996. In addition, the Company experienced increased gains on sales of 1-4 unit residential loans due to the adoption of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment to Statement No.
65" ("SFAS No. 122") on April 1, 1995.  See "--Mortgage Banking Operations."

     Gain on sales of assets was $38 million for the year ended December 31, 1996. The gain was primarily the result of a $40.4 million gain from the sale of ACS stock, partially offset by a writedown recorded on certain CMOs in the mortgage-backed securities available-for-sale portfolio determined to have a permanent impairment in value.

     Dividends on FHLB stock were $12 million for the year ended December 31, 1996, an increase of $5 million from the year ended December 31, 1995. The increase was primarily attributable to the 1996 Acquisitions and an increase in FHLB advances as a result of the Branch Sales.

     Gain from the termination of the Assistance Agreement was $26 million for the year ended December 31, 1996.

     Other noninterest income was $18 million for the year ended December 31, 1996, an increase of $7 million from the year ended December 31, 1995. The increase was primarily attributable to a $3 million increase in disbursement float interest income and $2 million of interest received related to the favorable outcome of an arbitration hearing.

     Noninterest Expense. Total noninterest expense was $492 million for the year ended December 31, 1996, an increase of $159 million from the year ended December 31, 1995. The increase was principally due to additional compensation, loan expense, deposit insurance premiums and other noninterest expenses which were primarily related to the growth of the Company through the various acquisitions in 1995 and the first half of 1996 and the Special SAIF Assessment.

     Total compensation and employee benefits expense was $205 million for the year ended December 31, 1996, an increase of $51 million from the year ended December 31, 1995, primarily attributable to $35.6 million of Incentive Plan accruals. The number of full time employees decreased to 3,547 for the year ended December 31, 1996, compared to 3,619 for the year ended December 31, 1995. This decrease was primarily due to the net impact of a reduction in employees as a result of the Branch Sales and the Company's cost reduction program, partially offset by employee additions in the mortgage banking operations related to the servicing portfolios acquired in the LMUSA Purchases and an increase in retail banking employees attributed to the 1996 Acquisitions.

     Occupancy and equipment expense was $52 million for the year ended December 31, 1996, an increase of $2 million from the year ended December 31, 1995, attributed primarily to increased expenses resulting from the Maryland and 1996 Acquisitions and the LMUSA Purchases, partially offset by the net effect of operations sold in the Branch Sales.

     SAIF deposit insurance premiums increased $59 million, to $81 million, for the year ended December 31, 1996. The increase was primarily due to the $60 million Special SAIF Assessment.

     Loan expense was $31 million for the year ended December 31, 1996, an increase of $19 million from the year ended December 31, 1995. The increase related to additional expenses associated with the higher volume of loans serviced due to the LMUSA Purchases, the Maryland Acquisition and increased loan production. Such expenses included subservicing fees paid on acquired servicing portfolios prior to conversion to FNMC's systems and increased pass-through interest expense for loan payoffs in serviced loan pools. In addition, such expenses also included outside appraisal fees, inspection fees, and provision for losses on loans insured by the Federal Housing Administration or guaranteed by the Veterans Administration.

     Professional fees increased $8 million, to $19 million, for the year ended December 31, 1996. This increase included additional expenses related to the loan servicing portfolios acquired in the LMUSA Purchases, as well as additional accruals for various legal and litigation expenses.

     Foreclosed real estate operations, including gains on sales, resulted in a net gain of $7 million for the year ended December 31, 1996 compared to a net gain of $1 million for the same period in 1995. The change was attributable to a higher volume of sales in 1996 at comparatively higher prices to carrying values.

     Amortization of intangible assets increased to $9 million for the year ended December 31, 1996 from $1 million for 1995, primarily due to the amortization of $132.1 million in goodwill recorded in connection with the 1996 Acquisitions.

     Other noninterest expense was $80 million for the year ended December 31, 1996, an increase of $19 million from the year ended December 31, 1995, principally due to increased telecommunications, postage, office supplies, insurance, OTS assessments and travel expenses, all of which are attributed primarily to the increased loan servicing activity that resulted from the Maryland Acquisition and the LMUSA Purchases.

     Provision for Income Taxes. During the years ended December 31, 1996 and 1995, the Company recorded income tax benefit of $75.8 million and $57.2 million, respectively. Based on a favorable earnings trend since the consummation of the FN Acquisition and future earnings expectations, management changed its judgment of Parent Holdings' ability to realize its deferred tax assets and recognized a deferred tax benefit (i.e., a reduction in the valuation allowance) of $69 million in the fourth quarter of 1995 and an additional $125 million in the second quarter of 1996. Management believes that the realization of such asset is more likely than not, based on the expectation that the Company will generate the necessary amount of taxable income in future periods. Included in tax expense for the year ended December 31, 1995 is the reversal of 1993 and 1994 over-accruals of federal taxes totalling $1.7 million. Parent Holdings' effective federal income tax rates before extraordinary items and minority interest were (22%) and (56%) during the years ended December 31, 1996 and 1995, respectively, while its statutory federal income tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of the utilization of net operating loss carryforwards for both periods, the reversal of 1993 and 1994 over accruals for the year ended December 31, 1995 and the recognition of a $125 million and $69 million deferred tax benefit in 1996 and 1995, respectively. Parent Holdings' effective state income tax rates before extraordinary items and minority interest were approximately 7% and 9% during the years ended December 31, 1996 and 1995, respectively.

     Extraordinary Item. During the year ended December 31, 1996, the Company repurchased $44 million aggregate principal amount of the $50 million in 11.20% Senior Notes assumed in the SFFed Acquisition, resulting in a loss of $1.6 million, net of income taxes. During the year ended December 31, 1995, the Company recorded a gain of $2.0 million on the early extinguishment of $250 million in FHLB advances, net of income taxes.

     Minority Interest. During the year ended December 31, 1996, minority interest included dividends of $43.2 million on the Bank Preferred Stock, $4.8 million on the FN Holdings Preferred Stock and $113.1 million representing that portion of FN Holdings' income attributable to its class B common stock which is owned by Hunter's Glen.

PROVISION FOR FEDERAL AND STATE INCOME TAXES

     During the years ended December 31, 1997, 1996 and 1995, Parent Holdings recorded income tax expense (benefit), excluding the tax effects associated with extraordinary items and minority interest in 1997, 1996 and 1995, of $41.3 million, $(75.8) million, and $(57.2) million, respectively. Parent Holdings' effective income tax rates were 17%, (15)%, and (47)%, in 1997, 1996 and 1995, respectively. Parent Holdings' federal statutory income tax rate was 35% in each of 1997, 1996, and 1995. The difference between effective and statutory rates was primarily the result of offsetting certain deductions and losses with the receipt of non-taxable FSLIC/RF assistance payments and, in 1996 and 1995, the recognition of a deferred tax benefit totalling $125 million and $69 million, respectively.

     For federal income tax purposes, Parent Holdings is included in the Mafco Group and accordingly, its federal taxable income and loss will be included in the consolidated federal income tax return filed by Mafco Holdings.

     The Bank, FN Holdings and Mafco Holdings are parties to a tax sharing agreement effective as of January 1, 1994 (the "Tax Sharing Agreement"), pursuant to which (i) the Bank will pay to FN Holdings amounts equal to the income taxes that the Bank would be required to pay if it were to file a return separately from the affiliated group of which Mafco Holdings is the common parent (the "Mafco Group") and (ii) FN Holdings will pay to Mafco Holdings amounts equal to the income taxes that FN Holdings would be required to pay if it were to file a consolidated return on behalf of itself and the Bank separately from the Mafco Group. The Tax Sharing Agreement allows the Bank to take into account, in determining its liability to FN Holdings, any net operating loss carryovers that it would have been entitled to utilize if it had filed separate returns for each year since the formation of the Bank. The Tax Sharing Agreement also allows FN Holdings to take into account, in determining its liability to Mafco Holdings, any net operating losses that it would have been entitled to utilize if it had filed a consolidated return on behalf of itself and the Bank for each year since the formation of the Bank. Accordingly, pursuant to the Tax Sharing Agreement, the benefits of any net operating losses generated by the Bank since its formation are retained by the Bank and FN Holdings. Parent Holdings has not entered into any tax sharing agreements.

     The Bank had generated significant federal income tax net operating losses since it was organized in December 1988. This is due, in part, to the fact that, under applicable federal income tax law, certain financial assistance received by the Bank pursuant to the Assistance Agreement was excluded from the taxable income of the Bank. In addition to such tax-free financial assistance, the Bank had been entitled to its normal operating deductions, including interest expense and certain losses relating to its loan portfolio. As a result, the Bank generated significant net operating losses for federal income tax purposes even though its operations were profitable. Furthermore, under the reorganization provisions of the Code, the Bank succeeded to certain net operating loss carryovers of the Texas Closed Banks.

     At December 31, 1997, if Parent Holdings had filed a consolidated tax return on behalf of itself and its subsidiaries for each year since the formation of California Federal, it would have had approximately $2.0 billion of regular net operating losses and approximately $789 million of alternative minimum tax ("AMT") net operating losses, both of which Parent Holdings would have been entitled to utilize. A portion of such losses, to the extent not previously used to offset income, would expire in the year 2004 and in each year thereafter, and would fully expire in 2010. Under applicable tax law, only 90% of a corporation's alternative minimum taxable income may be offset by carryovers from other years. Thus, 10% of the alternative minimum taxable income earned by the Bank in the current period will be subject to federal income tax at an effective rate of 20%. Under the Tax Sharing Agreement, the Company has eliminated a significant portion of the amounts that it otherwise would be required to pay to Mafco in respect of federal income tax. Payments made by FN Holdings under the Tax Sharing Agreement with the Mafco Group during the years ended December 31, 1997, 1996 and 1995 totalled $18.6 million, $14.1 million and $3.1 million, respectively. Such payments may increase significantly at the time that the net operating losses described above are either used in full to offset income or expire. During 1998 or 1999, the Company anticipates that the AMT net operating losses will be fully utilized and the Company will begin providing federal income tax expense at a rate of 20%. Prior to the Company utilizing all of its AMT net operating losses, it will provide federal income tax expense at a 2% rate because 90% of AMT net operating losses are available to offset AMT income.

     Under federal tax law, Parent Holdings and the Bank will be subject to several liability with respect to the consolidated federal income tax liabilities of the Mafco Group for any taxable period during which Parent Holdings or the Bank is, as the case may be, a member of such group. Therefore, Parent Holdings or the Bank may be required to pay the Mafco Group's consolidated federal tax liability notwithstanding prior payments made under the Tax Sharing Agreement by FN Holdings or the Bank to Mafco Holdings. Mafco Holdings has agreed, however, under the Tax Sharing Agreement, to indemnify Parent Holdings and the Bank for any such federal income tax liability (and certain state and local tax liabilities) of Mafco Holdings or any of its subsidiaries (other than FN Holdings and the Bank) that FN Holdings or the Bank is actually required to pay.

     If for any reason Parent Holdings was to deconsolidate from the Mafco Group, only the amount of the net operating loss carryovers of Parent Holdings not already utilized by the Mafco Group would be available to offset the taxable income of Parent Holdings subsequent to the date of deconsolidation. If Parent Holdings had deconsolidated as of December 31, 1997, Parent Holdings would have had approximately $970 million of regular net operating loss carryforwards. It cannot be predicted to what extent the Mafco Group will utilize the net operating losses of Parent Holdings in the future or the amount, if any, of net operating loss carryforwards that Parent Holdings may have upon deconsolidation. Additionally, the net operating loss carryovers are subject to review and potential disallowance, in whole or in part, by the Internal Revenue Service. Upon consummation of the Golden State Merger, Parent Holdings and its subsidiaries, including the Bank, will deconsolidate from the Mafco Group. The amount of net operating loss carryovers available to offset the taxable income of Parent Holdings and its subsidiaries will be reduced.

     On August 20, 1996, the Small Business Job Protection Act of 1996 ("the Act"), was enacted into law generally effective for years beginning after 1995. One provision of the Act repealed the Section 593 reserve method of accounting for bad debts by thrift institutions which are treated as large banks. Another provision of the Act requires the Company to take into income the balance of its post-1987 bad debt reserves over a six year period beginning in 1996 subject to a two-year deferral if certain residential loan tests are satisfied. As of December 31, 1995, the Company had approximately $279 million of post-1987 bad debts reserves that are subject to recapture. The Company had fully provided for the tax related to this recapture.

     In accordance with SFAS No. 109 "Accounting for Income Taxes," a deferred tax liability has not been recognized for the base year reserves of the Company. The base year reserves are generally the balance of the tax bad debt reserve as of December 31, 1987 reduced proportionately for reductions in the Company's loan portfolio since that date. At December 31, 1997, the amount of those reserves was approximately $152 million. The amount of the unrecognized deferred tax liability at December 31, 1997 was approximately $53 million. Pursuant to the Act, circumstances that may require an accrual of this unrecorded tax liability are a failure to meet the definition of a "bank" for federal income tax purposes, dividend payments in excess of tax earnings and profits, and other distributions, dissolution, liquidation or redemption of stock, excluding preferred stock meeting certain conditions.

     The Company is subject to taxation in certain states in which it operates, including California. For California franchise tax purposes, savings institutions are taxed as "financial corporations." Financial corporations are taxed at the general corporate franchise tax rate plus an "in lieu" rate based on their statutory exemption from local business and personal property taxes. California has not adopted conforming federal tax law changes to the computation of the bad debt deduction.

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

PROVISION FOR LOAN LOSSES

     The adequacy of the allowance for loan losses is periodically evaluated by management in order to maintain the allowance at a level that is sufficient to absorb expected loan losses. The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The Company established provisions for loan losses of $80 million, $40 million and $37 million for the years ended December 31, 1997, 1996 and 1995, respectively. The allowance for loan losses is increased by provisions for loan losses and decreased by charge-offs (net of recoveries). The increase in the provision for losses from 1995 through 1997 is due to the increased loan production activity (primarily 1-4 unit residential) and loans acquired through acquisitions in 1996 and 1997.

     The ultimate collectibility of the loans is susceptible to changes in the economic conditions in such regions. A significant portion of the Company's loans are secured by real estate located in Southern California, where real estate prices, although improved during the past year, have not increased as rapidly as real estate prices in the Company's other primary lending areas. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on past loan loss experience, known and inherent risks in the portfolio, potential adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current and prospective economic conditions.

     Although management believes that its present allowance for loan losses is adequate, it will continue to review its loan portfolio to determine the extent to which any changes in economic conditions or loss experience may require further provisions in the future.

ASSET AND LIABILITY MANAGEMENT

     Banks and savings associations are subject to interest rate risk to the degree that their interest-bearing liabilities, consisting principally of deposits, securities sold under agreements to repurchase and FHLB advances, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets. A key element of the banking business is the monitoring and management of liquidity risk and interest rate risk. The process of planning and controlling asset and liability mixes, volumes and maturities to influence the net interest spread is referred to as asset and liability management. The objective of the Company's asset and liability management is to maximize the net interest income over changing interest rate cycles within the constraints imposed by prudent lending and investing practices, liquidity needs and capital planning.

     Parent Holdings, through the Bank, actively pursues investment and funding strategies to minimize the sensitivity of its earnings to interest rate fluctuations. The Company measures the interest rate sensitivity of its balance sheet through gap and duration analysis, as well as net interest income and market value simulation, and, after taking into consideration both the variability of rates and the maturities of various instruments, evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-earning assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, the Company has continued its emphasis on the origination of ARM products for its portfolio. Where possible, the Company seeks to originate real estate loans that reprice frequently and that on the whole adjust in accordance with the repricing of its liabilities. At December 31, 1997, approximately 92% of the Company's real estate loan portfolio consisted of ARMs.

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

     As a result of the FN and Cal Fed Acquisitions, the Company acquired the rights and assumed obligations related to certain interest rate swap agreements that were entered into to hedge certain FHLB advances. Under the terms of these agreements, the Company pays a variable rate based on LIBOR and receives fixed rates. The Company had interest rate swap agreements with a notional principal amount outstanding of $400 million at December 31, 1997. During 1997, 1996 and 1995, the Company's net interest margin increased (decreased) by $.6 million, $.6 million and $(12.9) million, respectively, as a result of these interest rate swap agreements, largely due to the amortization of the premium assigned to these agreements in the FN and Cal Fed Acquisitions.

     Gains and losses on early termination of these interest rate swap agreements would be included in the carrying amount of the FHLB advances and amortized over the remaining terms of such advances. The requirements that must be satisfied in order to account for the swap agreements in this manner are as follows: (1) the FHLB advances must expose the Company to interest rate risk, and (2) at the inception of the hedge and throughout the hedge period, high correlation of changes in the market value of the swaps and the fair value of the FHLB advances must be probable so that the results of the swaps will substantially offset the effects of interest rate changes on the FHLB advances. If these requirements are not met, the swaps would be considered speculative and marked to market with changes in market value reflected in noninterest income.

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

     The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities), and the impact of interest rate swap agreements as of December 31, 1997. Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations such as caps on the amount that interest rates and payments on its loans may adjust and, accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at December 31, 1997 is as follows:

                                                                         Maturity/Rate Sensitivity
                                                         -----------------------------------------------------------
                                                           Within       1-5       Over 5     Noninterest
                                                           1 Year      Years       Years       Bearing       Total
                                                           ------      -----       -----       -------       -----
                                                                            (dollars in millions)
INTEREST-EARNING ASSETS:

Securities held to maturity, interest-bearing deposits
in other banks and short-term investment
securities (1) (2)                                       $     62    $     --     $     58     $     --     $    120
Securities available for sale (3)                             813          --           --           --          813
Mortgage-backed securities available for sale (3)           5,076          --           --           --        5,076
Mortgage-backed securities held to maturity (1) (4)         1,327           1            3           --        1,331
Loans held for sale, net (3)(5)                             1,469          --           --           --        1,469
Loans receivable, net (1)(6)                               17,165       1,529          998           --       19,692
Investment in FHLB                                            468          --           --           --          468
                                                         --------    --------     --------     --------     --------
Total interest-earning assets                              26,380       1,530        1,059           --       28,969

Noninterest-earning assets                                     --          --           --        2,393        2,393
                                                         --------    --------     --------     --------     --------
                                                         $ 26,380    $  1,530     $  1,059     $  2,393     $ 31,362
                                                         ========    ========     ========     ========     ========

INTEREST-BEARING LIABILITIES:

Deposits (7)                                             $ 13,578    $  2,613     $     12     $     --     $ 16,203
Securities sold under agreements to repurchase (1)          1,829          --           13           --        1,842
FHLB advances (1)                                           5,263       4,258           22           --        9,543
Other borrowings (1)                                          180         668          842           --        1,690
                                                         --------    --------     --------     --------     --------
Total interest-bearing liabilities                         20,850       7,539          889           --       29,278

Noninterest-bearing liabilities                                --          --           --          702          702
Minority interest                                              --          --           --        1,176        1,176
Stockholder's equity                                           --          --           --          206          206
                                                         --------    --------     --------     --------     --------
                                                         $ 20,850    $  7,539     $    889     $  2,084     $ 31,362
                                                         ========    ========     ========     ========     ========

Gap before interest rate swap agreements                 $  5,530    $ (6,009)    $    170                 $   (309)
Interest rate swap agreements (8)                              --          --           --                       --
                                                         --------     --------     --------                 --------
Gap adjusted for interest rate swap agreements           $  5,530    $ (6,009)    $    170                 $   (309)
                                                         ========     ========     ========                 ========
Cumulative gap                                           $  5,530    $   (479)    $   (309)                $   (309)
                                                         ========     ========     ========                 ========
Gap as a percentage of total assets                          17.6%      (19.1)%        0.5%                    (1.0)%
                                                             ====        ====          ===                      ===
Cumulative gap as a percentage of total assets               17.6%       (1.5)%       (1.0)%                   (1.0)%
                                                             ====        ====          ===                      ===

--------------
(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of December

     31, 1997. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from prepayment estimates.

(2) Consists of $36 million of interest-bearing deposits in other banks, $26 million of short-term investment securities and $58 million of securities held to maturity.

(3) As securities and mortgage-backed securities available for sale and loans held for sale may be sold within one year, they are considered to be maturing within one year.

(4)  Excludes underlying non-performing loans of $6 million.

(5)  Excludes non-performing loans of $15 million.

(6) Excludes allowance for loan losses of $439 million and non-performing loans of $171 million.

(7) Fixed rate deposits and deposits with a fixed pricing interval are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

(8) Agreements with notional amounts of $400 million maturing by April 1998 have no impact within the time periods presented.

     At December 31, 1997, interest-bearing liabilities of Parent Holdings exceeded interest-earning assets by $309 million. At December 31, 1996, interest-bearing liabilities of Parent Holdings exceeded interest-earning assets by $206 million. The change in the cumulative gap between the two periods was due principally to the Cal Fed Acquisition and the assumption of the 10 5/8% Notes.

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

     The Company's risk management policies are established by the Asset/Liability Management Committee ("ALCO") of the Bank. ALCO meets monthly to formulate the Bank's investment and risk management strategies. The basic responsibilities of ALCO include management of net interest income and market value of portfolio equity to measure the stability of earnings, management of liquidity to provide adequate funding, and the establishment of asset product priorities by formulating performance evaluation criteria, risk evaluation techniques and a system to standardize the analysis and reporting of originations, competitive trends, profitability and risk. On a quarterly basis, the Board of Directors of the Bank is apprised of ALCO strategies adopted and their impact on operations, and, at least annually, the Board of Directors of the Bank reviews the Bank's interest rate risk management policy statements. See "--Quantitative and Qualitative Disclosures About Market Risk."

LIQUIDITY

     The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. government and other specified securities to deposits and borrowings due within one year. Effective November 24, 1997, the OTS established a minimum liquidity requirement of 4.00%, a reduction from 5% which had been in effect prior to that date in 1997 and in 1996. The Bank has been in compliance with the liquidity regulations during 1997 and 1996.

     Parent Holdings' funds are obtained from the repayment and maturities of loans and mortgage-backed securities, customer and Brokered Deposits, loan sales, securities sold under agreements to repurchase, FHLB advances and other secured and unsecured borrowings.

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

     The Company's primary uses of funds are the origination or purchase of loans, the funding of maturing certificates of deposit and demand deposit withdrawals, and the repayment of borrowings. Certificates of deposit scheduled to mature during the twelve months ending December 31, 1998 total $7.8 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at December 31, 1997, the Company had FHLB advances and other borrowings aggregating $7.3 billion maturing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances or other borrowings at prevailing rates.

     During 1994, California Federal issued 3,007,300 shares of the 11 1/2% Preferred Stock. Cash dividends on the 11 1/2% Preferred Stock are noncumulative and are payable at an annual rate of 11 1/2% if, when, and as declared by the Board of Directors of the Bank. The payment of dividends by the Bank is subject to certain federal laws applicable to savings associations. Dividends on the 11 1/2% Preferred Stock totalling $34.6 million were declared and paid during 1997.

     In the FN Acquisition, the Company assumed $92.1 million of Old FNB's 10% Subordinated Debentures Due 2006 which have an annual interest cost of $9.2 million. In the SFFed Acquisition, the Company assumed $50 million of the 11.20% Senior Notes. On September 12, 1996, the Company repurchased $44 million aggregate principal amount of the 11.20% Senior Notes at a price of approximately 116.45% of the principal amount, plus the accrued interest thereon. The $6.0 million of 11.20% Senior Notes that remain outstanding have an annual interest cost of $0.7 million.

     In the Cal Fed Acquisition, the Company assumed certain indebtedness and the 10 5/8% Preferred Stock, which have an annual interest/dividend cost of $5.9 million and $18.3 million, respectively. Cash dividends on the 10 5/8% Preferred Stock are noncumulative and are payable at an annual rate of 10 5/8%, if, when, and as declared by the Board of Directors of the Bank. Similar to the 11 1/2% Preferred Stock, the payment of dividends by the Bank is subject to certain federal laws applicable to savings associations. Dividends on the 10 5/8% Preferred Stock totalling $18.3 million were paid during the year ended December 31, 1997.

     At December 31, 1997, FN Holdings had $25 million of FN Holdings Preferred Stock which has an annual dividend cost of approximately $2.5 million, not including dividends paid in kind.

     The annual dividends, net of taxes, on the REIT Preferred Stock were $36.6 million for the year ended December 31, 1997.

     In the FN Escrow Merger, FN Holdings assumed the 10 5/8% Notes which have an annual interest cost of $61.1 million.

     The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. See "Business--Regulation of the Bank." In addition to cash and cash equivalents of $412.3 million at December 31, 1997, the Company has substantial additional secured borrowing capacity with the FHLB and other sources.

     Net cash used in operating activities for the year ended December 31, 1997 totalled $437.5 million, a decrease of $922.3 million from the year ended December 31, 1996. The decrease was principally due to the increase in purchases and originations of loans held for sale.

     Net cash provided by operating activities for the year ended December 31, 1996 totalled $484.8 million, an increase of $877.0 million from the year ended December 31, 1995. The increase was principally due to the increase in proceeds from the sale of loans held for sale. Substantially all loan production in 1996 was sold in the secondary market, whereas variable rate loans originated during the first nine months of 1995 were retained by the Company.

     Net cash used in operating activities for the year ended December 31, 1995 totalled $392.2 million, an increase of $352.5 million from the year ended December 31, 1994. The increase is principally due to the increase in loans held for sale due to the additional production capacity from the Maryland Acquisition and the LMUSA 1995 Purchase.

     Net cash used in investing activities for the year ended December 31, 1997 totalled $1.0 billion, a decrease of $3.2 billion from the year ended December 31, 1996. Cash flows used in investing activities included $198.3 million for acquisitions, purchases of securities of $1.4 billion and purchases of $2.6 billion in mortgage-backed securities. Cash flows provided by investing activities included a net decrease in loans receivable of $514.4 million, principal payments on mortgage-backed securities totalling $1.4 billion and proceeds from maturities of securities of $1.0 billion.

     Net cash provided by investing activities for the year ended December 31, 1996 totalled $2.2 billion, an increase of $.4 billion from the year ended December 31, 1995. Cash flows provided by investing activities included a net decrease in loans receivable of $1.5 billion, principal payments on mortgage-backed securities totalling $863.1 million and proceeds from maturities of securities of $243.8 million. Cash flows used in investing activities included a net $52.4 million from acquisitions, purchases of securities of $507.3 million and purchases of $149.7 million in mortgage-backed securities.

     Net cash provided by investing activities for the year ended December 31, 1995 totalled $1.7 billion, an increase of $1.7 billion from the year ended December 31, 1994. Cash flows provided by investing activities included $272.3 million from the FDIC Purchase and other dispositions of the Covered Assets, principal payments on mortgage-backed securities totalling $570.9 million and proceeds from maturities of securities of $344.5 million. Proceeds from sales of loans receivable, including loans sold to Granite pursuant to the Put Agreement of $199.5 million, totalled $431.2 million. Proceeds from the Branch Purchases provided $501.4 million. Cash flows used in investing activities included $214.7 million for the Maryland Acquisition and LMUSA 1995 Purchase and purchases of securities of $162.8 million.

     Net cash provided by financing activities for the year ended December 31, 1997 totalled $1.6 billion. Cash flows provided by financing activities included additional borrowings of $19.6 billion, proceeds of $486.0 million from the issuance of the REIT Preferred Stock and proceeds from the FN Escrow Merger of $605.3 million. Cash flows used in financing activities included principal payments on borrowings totalling $17.5 billion and a decrease in deposits of $1.2 billion. Additionally, redemption of preferred stock totalled $142.3 million and dividends on preferred and common stock, including dividends paid to minority stockholders, totalled $122.8 million.

     Net cash used in financing activities for the year ended December 31, 1996 totalled $2.7 billion. Principal payments on borrowings totalled $8.5 billion, funding of the Branch Sales totalled $4.6 billion and the net decrease in securities sold under agreements to repurchase totalled $202.2 million. Additionally, cash used in financing activities included a capital distribution to parent of $267.1 million and dividends of $374.4 million. Cash flows provided by financing activities included additional borrowings of $11.1 billion (including $455 million from the issuance of the 12 1/2% Senior Notes) and proceeds from the issuance of FN Holdings Preferred Stock of $145.4 million.

     Net cash used in financing activities for the year ended December 31, 1995 totalled $1.2 billion. Principal payments on borrowings totalled $6.9 billion and the net decrease in securities sold under agreements to repurchase totalled $913.1 million. Additionally, dividends on the Company's common stock totalled $90.0 million and dividends paid to minority stockholders totalled $34.6 million. Cash flows provided by financing activities included increases in deposits (other than the Branch Purchases) of $542.6 million and additional borrowings of $6.2 billion.

     Parent Holdings' primary source of cash to pay the interest on and principal of the 12 1/2% Senior Notes and the FN Holdings Notes is expected to be distributions from the Bank. The annual interest on the 12 1/2% Senior Notes is $56.9 million, the annual interest on the 12 1/4% Senior Notes is $24.5 million, the annual interest on the 9 1/8% Senior Subordinated Notes is $12.8 million, and the annual interest on the 10 5/8% Notes is $61.1 million.

     The terms of the Bank Preferred Stock provide that the Bank may not declare or pay any dividends or other distributions (other than in shares of common stock of the Bank or other Bank Junior Stock), with respect to any Bank Junior Stock or repurchase, redeem or otherwise acquire, or set apart funds for the repurchase, redemption or other acquisition of any Bank Junior Stock (including the common stock held by FN Holdings) through a sinking fund or otherwise, unless and until: (i) the Bank has paid in full dividends on the Bank Preferred Stock for the four most recent dividend periods or funds have been paid over to the dividend disbursing agent of the Bank for payment of such dividends, and (ii) the Bank has declared a cash dividend on the Bank Preferred Stock at the annual dividend rate for the current dividend period, and sufficient funds have been paid over to the dividend disbursing agent of the Bank for the payment of a cash dividend for such current dividend period. The Bank is currently in compliance with such requirement.

     Similarly, the terms of the REIT Preferred Stock provide that Preferred Capital Corp. may not declare or pay any dividends or other distributions (other than in shares of common stock of Preferred Capital Corp. or other Preferred Capital Corp. Junior Stock), with respect to any Preferred Capital Corp. Junior Stock or repurchase, redeem or otherwise acquire, or set apart funds for the repurchase, redemption or other acquisition of any Preferred Capital Corp. Junior Stock (including the common stock held by the Bank) through a sinking fund or otherwise, unless and until: (i) Preferred Capital Corp. has paid full dividends on the REIT Preferred Stock for the four most recent dividend periods or funds have been paid over to the dividend disbursing agent of Preferred Capital Corp. for payment of such dividends, and (ii) Preferred Capital Corp. has declared a cash dividend on the REIT Preferred Stock at the annual dividend rate for the current dividend period, and sufficient funds have been paid over to the dividend disbursing agent of Preferred Capital Corp. for the payment of a cash dividend for such current dividend period. Preferred Capital Corp. is currently in compliance with such requirement.

     Parent Holdings currently anticipates that, in order to pay the principal amount of the 12 1/2% Senior Notes upon the occurrence of an Event of Default (as defined in the 12 1/2% Senior Notes Indenture) or to redeem or repurchase the 12 1/2% Senior Notes upon a Change of Control Put Event (as defined in the 12 1/2% Senior Notes Indenture) or, in the event that earnings from FN Holdings are not sufficient to make distributions to Parent Holdings to enable it to pay the principal amount of the 12 1/2% Senior Notes at maturity, Parent Holdings may be required to adopt one or more alternatives, such as borrowing funds, selling its equity securities or equity securities or assets of the Bank, or seeking capital contributions or loans from its affiliates. None of the affiliates of Parent Holdings are required to make any capital contributions or other payments to Parent Holdings with respect to the Company's obligations on the 12 1/2% Senior Notes. FN Holdings may be required to adopt similar alternatives in order to pay the principal amount of the FN Holdings Notes. There can be no assurance that any of the foregoing actions could be affected on satisfactory terms, that any of the foregoing actions would enable Parent Holdings to pay the principal amount of the 12 1/2% Senior Notes, or would enable FN Holdings to pay the principal amount of the FN Holdings Notes, or that any of such actions would be permitted by the terms of the 12 1/2% Senior Notes Indenture, the FN Holdings Notes indentures or any other debt instruments of Parent Holdings or its subsidiaries then in effect, by the terms of the Bank Preferred Stock and the REIT Preferred Stock or under applicable federal thrift laws or regulations. The events that constitute a Change of Control Put Event under the 12 1/2% Senior Notes Indenture will, with few exceptions, also permit the holders of FN Holdings Notes to require FN Holdings to repurchase such indebtedness.

     The terms of the FN Holdings Notes indentures generally limit distributions (and other Restricted Payments (as defined therein)) to 75% of the consolidated net income of FN Holdings and require, among other things, that, in order for FN Holdings to distribute any cash or otherwise make any Restricted Payment, after giving effect to such distribution or payment the Bank must be "well capitalized" under applicable OTS regulations and the Consolidated Common Shareholders' Equity (as defined therein) of the Bank must be at least equal to the Minimum Common Equity Amount (as defined therein). The FN Holdings Indentures and the 12 1/2% Senior Notes Indenture permit FN Holdings to loan funds to any affiliate, including Parent Holdings, provided that the Consolidated Common Shareholders' Equity of the Bank must be at least equal to the Minimum Common Equity Amount and that the terms of any such loan must be on terms that would be obtainable in arm's length dealings. Subject to such restrictions, such loans may consist of any and all funds available to FN Holdings, whether or not such funds may be distributed (or otherwise paid as a Restricted Payment) pursuant to the terms of the FN Holdings Notes indentures.

     The terms of the 12 1/2% Senior Notes Indenture generally permit the Company to make distributions (and other Restricted Payments) of up to 65% of the consolidated net income of the Company if, after giving effect to such distribution or payment, (i) the Bank is "well capitalized" under applicable OTS regulations and (ii) the Consolidated Common Shareholders' Equity of the Bank is at least equal to the Minimum Common Equity Amount. Parent Holdings is able to loan funds to its affiliates pursuant to the 12 1/2% Senior Notes Indenture provided that the Consolidated Common Shareholders' Equity of the Bank is at least equal to the Minimum Common Equity Amount and the terms of any such loan are on terms that would be obtainable in arm's length dealings. Subject to such restrictions, such loans may consist of any and all funds available to the Company, whether or not such funds may be distributed (or otherwise paid as a Restricted Payment) pursuant to the terms of the 12 1/2% Senior Notes Indenture. Accordingly, there can be no assurance that, notwithstanding the receipt by Parent Holdings of sufficient funds to enable it to pay the principal amount of the 12 1/2% Senior Notes at maturity, Parent Holdings will have funds available to pay the principal amount of the 12 1/2% Senior Notes at maturity or prior to maturity upon the occurrence of an Event of Default or to redeem or repurchase the 12 1/2% Senior Notes upon a Change of Control Put Event.

     FN Holdings is a holding company with no business operations of its own. If indebtedness of FN Holdings or its subsidiaries were to be accelerated, there could be no assurance that the assets of FN Holdings or its subsidiaries, as the case may be, would be sufficient to repay in full borrowings under all of such debt instruments or that the Bank would be able to distribute funds to permit FN Holdings to provide sufficient funds to Parent Holdings to permit Parent Holdings to pay interest on the 12 1/2% Senior Notes. FN Holdings' only significant asset is all of the common stock of the Bank.

     The terms and conditions of the 12 1/2% Senior Notes Indenture and the FN Holdings Notes indentures impose restrictions that affect, among other things, the ability of Parent Holdings or FN Holdings, as the case may be, to incur debt, pay dividends or make distributions, engage in a business other than holding the common stock of FN Holdings, in the case of Parent Holdings, make acquisitions, create liens, sell assets and make certain investments. The ability of Parent Holdings and its subsidiaries to comply with the foregoing provisions can be affected by events beyond their control. The breach of any of these covenants could result in a default under one or more of the debt instruments of Parent Holdings or its subsidiaries. In the event of a default under any indebtedness of Parent Holdings or its subsidiaries, the holders of such indebtedness could elect to declare all amounts outstanding under their respective debt instruments to be due and payable. Any such declaration under a debt instrument of Parent Holdings or its subsidiaries is likely to result in an event of default under one or more of the other debt instruments of Parent Holdings or its subsidiaries. If indebtedness of Parent Holdings or its subsidiaries were to be accelerated, there could be no assurance that the assets of Parent Holdings or its subsidiaries, as the case may be, would be sufficient to repay in full borrowings under all of such debt instruments, including the 12 1/2% Senior Notes.

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

PROBLEM AND POTENTIAL PROBLEM ASSETS

     Loans collectively reviewed for impairment by the Company include all 1-4 unit residential loans and performing multi-family and commercial real estate loans under $500,000, excluding loans which have entered the workout process.

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

     At December 31, 1997, the carrying value of loans that are considered to be impaired totalled $110.1 million (of which $18.6 million were on nonaccrual status). The average recorded investment in impaired loans during the year ended December 31, 1997 was approximately $112.9 million. For the year ended December 31, 1997, the Company recognized interest income on those impaired loans of $10.5 million, which included $.6 million of interest income recognized using the cash basis method of income recognition.

     The following table presents the amounts, net of specific allowances for losses and purchase accounting adjustments, of the Company's non-performing loans, foreclosed real estate, repossessed assets, troubled debt restructurings, and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification.

                                               December 31, 1997                         December 31, 1996
                                    --------------------------------------    --------------------------------------
                                    Non-performing  Impaired  Restructured    Non-performing  Impaired  Restructured
                                                                    (in millions)
Real Estate:
     1-4 unit residential                $165         $ --         $ 2             $146         $ --        $ 3
     5+ unit residential                   12           43           7               13           47         55
     Commercial and other                   6           67          26                9           54         28
     Land                                  --           --          --               --           --          1
     Construction                           2           --          --                1            1         --
                                         ----         ----         ---             ----         ----        ---
         Total real estate                185          110          35              169          102         87
Non-real estate                             7           --          --                3           --         --
                                         ----         ----         ---             ----         ----        ---
         Total loans                      192         $110(a)      $35(b)           172         $102(a)     $87(b)
                                                      ====         ===                          ====        ===
Foreclosed real estate, net                77                                        52
Repossessed assets                          3                                        --
                                         ----                                      ----
         Total non-performing assets     $272                                      $224
                                         ====                                      ====

     --------------
     (a) Includes $18.6 and $22.6 million of non-performing loans and $17.5 and $18.3 million of loans classified as troubled debt restructurings at December 31, 1997 and 1996, respectively.
     (b) Includes non-performing loans of $2.1 million and $2.4 million at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, $1.7 million and $2.4 million, respectively, of these non-performing, troubled debt restructurings were also considered impaired.

     There were no accruing loans contractually past due 90 days or more at December 31, 1997 or 1996.

     Non-performing assets at December 31, 1997 included $91.3 million of non-performing loans and $32.6 million of foreclosed real estate which were acquired in the Cal Fed Acquisition and the 1996 Acquisitions. The Company's non-performing assets, consisting of nonaccrual loans, net of purchase accounting adjustments, repossessed assets and foreclosed real estate, net, increased slightly to $272 million at December 31, 1997, compared with $224 million at December 31, 1996. On the other hand, non-performing assets as a percentage of the Bank's total assets decreased to .87% at December 31, 1997, from 1.36% of total assets at December 31, 1996. The decrease in the Bank's non-performing assets as a percentage of total assets is due to the level of the Bank's non-performing assets increasing less than the significant increase in total assets over such time period.

     Management continuously seeks to manage the Company's credit risk by assessing the current and estimated future performance of the real estate markets in which it operates. The Company continues to place a high degree of emphasis on the management of its asset portfolio. The Company has three distinct asset management functions: performing loan asset management, problem loan asset management and credit review. Each of these three functions is charged with the responsibility of reducing the risk profile within the residential, commercial and multi-family asset portfolios by applying asset management and risk evaluation techniques that are consistent with the Company's portfolio management strategy and regulatory requirements. In addition to these asset management functions, the Bank has a specialized credit risk management group that is charged with development of credit policies and performing credit risk analyses for all asset portfolios.

     The following table presents non-performing real estate assets by geographic region of the country as of December 31, 1997:

                                                                    Total
                           Non-performing      Foreclosed      Non-performing
                             Real Estate      Real Estate,       Real Estate      Geographic
                           Loans, Net (2)        Net (2)           Assets        Concentration
                           --------------        -------           ------        -------------
                                                  (dollars in millions)
     Region:
         Northeast (1)         $  33              $14              $ 47               17.9%
         California              116               48               164               62.6
         Other regions            36               15                51               19.5
                                ----              ---              ----              -----
              Total             $185              $77              $262              100.0%
                                ====              ===              ====              =====

     --------------
     (1) Consists of Connecticut, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Delaware.
     (2) Net of purchase accounting adjustments and specific allowances for losses.

     The level of non-performing assets is directly affected by economic conditions throughout the country. The following table indicates non-performing real estate loans, net of purchase accounting adjustments and specific allowances for losses, by collateral type, interest rate type and state concentration as of December 31, 1997:


                              1-4 unit               5+ unit              Commercial          Total
                            Residential            Residential             and Other      Non-performing
                        ------------------     ------------------     -----------------    Real Estate     % of
       State            Variable     Fixed     Variable     Fixed     Variable    Fixed       Loans       Total
       -----            --------     -----     --------     -----     --------    -----       -----       -----
                                                 (dollars in millions)
California                $  91       $  7       $  9         $1         $7        $1          $116       62.7%
New York                     16          4          1         --         --        --            21       11.4
Hawaii                        8          1         --         --         --        --             9        4.9
Florida                       6          3         --         --         --        --             9        4.9
New Jersey                    5          1         --         --         --        --             6        3.2
Ohio                          2          1         --         --         --        --             3        1.6
Illinois                      2          1         --         --         --        --             3        1.6
Connecticut                   3         --         --         --         --        --             3        1.6
Texas                         1          1         --         --         --        --             2        1.1
Other states (1)              8          4          1         --         --        --            13        7.0
                           ----        ---        ---         --         --        --          ----      -----
   Total                   $142        $23        $11         $1         $7        $1          $185      100.0%
                           ====        ===        ===         ==         ==        ==          ====      =====

     ------------------
     (1) There are 27 states, Puerto Rico and the District of Columbia, of which no one state had non-performing loans in excess of 1% of the total.

     At December 31, 1997, the Company's largest non-performing asset was $5.5 million, and the Company had four non-performing assets over $2 million in size with balances averaging approximately $3.9 million. At December 31, 1997, the Company has 2,190 non-performing assets below $2 million in size, including 2,095 non-performing 1-4 unit residential assets.

     The following table indicates outstanding balances of troubled debt restructured loans, net of purchase accounting adjustments and specific allowances for losses, by collateral type, interest rate type and state concentration as of December 31, 1997:

                          1-4 Unit            5+ Unit          Commercial           Total
                         Residential        Residential         and Other         Troubled
                      ----------------    ----------------  ----------------        Debt        % of
                      Variable   Fixed    Variable   Fixed  Variable   Fixed    Restructured    Total
                      --------   -----    --------   -----  --------   -----    ------------    -----
                                                    (dollars in millions)
     California         $--        $2        $6       $--     $26       $--         $34         95.3%
     Florida             --        --         1        --      --        --           1          3.4
     Other states (1)    --        --        --        --      --        --          --          1.3
                        ---       ---       ---       ---     ---       ---         ---        -----
         Total          $--        $2        $7       $--     $26       $--         $35        100.0%
                        ===       ===       ===       ===     ===       ===         ===        =====

     ------------------
     (1) There are five states of which no one state had troubled debt restructured loans in excess of 1% of the total.

     The following table indicates outstanding balances of impaired loans, net of purchase accounting adjustments and specific allowances for losses, by collateral type, interest rate type and state concentration as of December 31, 1997:

                                              5+ Unit          Commercial
                                            Residential         and Other
                                         -----------------  ----------------        Total       % of
                                         Variable    Fixed  Variable   Fixed     Impaired       Total
                                         --------    -----  --------   -----     --------       -----
                                                              (dollars in millions)
     California                             $35        $2     $47        $6        $ 90        81.9%
     New York                                 3         1       2        --           6         5.8
     Illinois                                --        --       5        --           5         4.4
     Hawaii                                  --        --       4        --           4         3.3
     Florida                                  1        --       2        --           3         2.3
     Arizona                                 --        --      --         1           1         1.0
     Other states (1)                         1        --      --        --           1         1.3
                                            ---       ---     ---       ---        ----       -----
         Total                              $40        $3     $60        $7        $110       100.0%
                                            ===       ===     ===       ===        ====       =====

     ------------------
     (1) There are four states of which no one state had impaired loans in excess of 1% of the total.

     A summary of the activity in the allowance for loan losses by loan type is as follows for the years ended December 31, 1997, 1996 and 1995:

                                                       5+ Unit
                                                     Residential
                                      1-4 Unit      and Commercial      Consumer
                                    Residential      Real Estate       and Other      Total
                                    -----------      -----------       ---------      -----
                                                           (in millions)
Balance - December 31, 1994           $ 111             $  83          $   9          $ 203
    Provision for loan losses            31                 3              3             37
    Charge-offs                         (27)               (1)            (5)           (33)
    Recoveries                            1                --              2              3
                                      -----             -----          -----          -----
Balance - December 31, 1995             116                85              9            210
    Purchases and acquisitions, net       6                32              1             39
    Provision for loan losses            34                 2              4             40
    Charge-offs                         (35)               (4)            (6)           (45)
    Recoveries                            2                --              1              3
                                      -----             -----          -----          -----
Balance - December 31, 1996             123               115              9            247
    Purchases and acquisitions, net      55                79             30            164
    Provision for loan losses            60                12              8             80
    Charge-offs                         (38)               (8)           (10)           (56)
    Recoveries                            2                --              2              4
                                      -----             -----          -----          -----
Balance - December 31, 1997           $ 202             $ 198          $  39          $ 439
                                      =====             =====          =====          =====

     The ratio of allowance for loan losses to non-performing loans at December 31, 1997, 1996 and 1995 was 228.5%, 143.2% and 122.8%, respectively. The increase in the ratio is primarily attributed to the Cal Fed Acquisition and the expiration of the Put Agreement.

MORTGAGE BANKING OPERATIONS

     The Company, through California Federal and FNMC, has significantly expanded its mortgage banking operations. Effective May 31, 1997, FNMC consummated the Weyerhaeuser Purchase involving the acquisition of a residential mortgage loan servicing portfolio of approximately $3.2 billion and approximately 40,000 loans for a purchase price of $37.1 million. On September 30, 1997, FNMC sold MSRs for approximately 52,000 loans with an unpaid principal balance of approximately $2.3 billion for a pre-tax gain of $14.0 million. With the consummation of the Weyerhaeuser Purchase, the acquisition of additional 1-4 unit residential loan servicing portfolios in the Cal Fed Acquisition and the MSRs resulting from the origination and sale of loans, the 1-4 unit residential loans serviced for others (including loans subserviced for others and excluding loans serviced for the Bank) totalled $46.6 billion at December 31, 1997, an increase of $3.5 billion from December 31, 1996. During 1997, the Company, through FNMC, originated $6.3 billion and sold (generally with servicing retained) $5.5 billion 1-4 unit residential loans. Gross revenues from mortgage loan servicing activities for 1997 totalled $235.7 million, an increase of $80.3 million from the year ended December 31, 1996.

     A decline in long-term interest rates generally results in an acceleration of mortgage loan prepayments. Higher than anticipated levels of prepayments generally cause the accelerated amortization of MSRs and generally will result in a reduction of the market value of MSRs and in the Company's servicing fee income. To reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company hedged the change in value of its MSRs based on changes in interest rates ("MSR Hedge").

     At December 31, 1997, the Company, through FNMC, was a party to several interest rate floor contracts maturing from October 2001 through June 2002. The Company paid counterparties a premium in exchange for cash payments in the event that the 10-year Constant Maturity Treasury rate falls below negotiated strike prices. At December 31, 1997, the notional amount of the interest rate floors was $970 million and the strike prices were between 5.0% and 6.5%. In addition, the Company, through FNMC, entered into principal-only swap agreements with a notional amount of $99 million. The estimated market values of interest rate floor contracts and swaps designated as hedges against MSRs at December 31, 1997 were $18.0 million and $13.5 million, respectively.

     The premium paid by the Company on the interest rate floor contracts is based on the option decay rate. Amounts receivable or payable under the principal-only swap agreements and amounts receivable under the interest rate floor contracts or terminated hedges are included in the carrying value of MSRs and are amortized as part of the MSRs basis. Gains and losses on early termination of these hedges would be included in the carrying amount of the related MSRs and amortized over the remaining terms of the assets. Two requirements must be met in order to use these hedge accounting methods: (i) MSRs must expose the Company to interest rate risk, and (ii) at the inception of the hedge and throughout the hedge period, high correlation of changes in the market value of the interest floor contracts and the principal-only swaps and the fair value of the MSRs must be probable so that the results of the interest floor contracts and the principal-only swaps will substantially offset the effects of interest rate changes on the MSRs. If these requirements are not met, the interest floor contracts and the principal-only swaps would be considered speculative and marked to market with changes in market value reflected in current earnings.

     In accounting for its mortgage loan sales prior to April 1, 1995, a gain or loss was recognized by the Company based on the sum of three components: (i) the difference between the cash proceeds of the loan sales and the Company's book value of the loans; plus (ii) the "excess servicing," if any; less (iii) provisions for estimated losses to be incurred from limited recourse obligations, if any. Excess servicing results in a capitalized asset that is amortized as an offset to servicing fee income using the interest method over the estimated remaining lives of the loans sold.

     Effective April 1, 1995, the Company adopted SFAS No. 122 (superseded by SFAS No. 125), which requires that, when a mortgage loan is sold and servicing rights are retained, a portion of the cost of originating a mortgage loan be allocated to the MSRs rights based on its fair market value. This cost of originating the loan is capitalized and amortized over the period of estimated future net servicing income. The net gains on sales of 1-4 unit residential loans during the year ended December 31, 1997 totalled $24.7 million and included amounts related to the capitalization of originated and excess MSRs of $120.5 million.

     The following is a summary of activity in MSRs and the MSR Hedge for the year ended December 31, 1997 (in thousands):

                                                                                               Total MSR
                                                              MSRs            MSR Hedge         Balance
                                                              ----            ---------         -------
     Balance at December 31, 1996                            $420,187          $3,505           $423,692
         Additions - Cal Fed Acquisition                       44,497              --             44,497
         Additions - Weyerhaeuser Purchase                     41,949              --             41,949
         Originated servicing                                 120,465              --            120,465
         Additions - other                                     27,939              --             27,939
         Sale - Servicing Sale                                (16,792)             --            (16,792)
         Sales - other                                             (4)             --                 (4)
         Premium paid on interest rate floor contracts             --           7,088              7,088
         Payments received under interest rate floor contracts     --            (471)              (471)
         Net received under principal-only swap
              agreements                                           --          (1,378)            (1,378)
         Amortization                                        (106,972)         (3,310)          (110,282)
                                                             --------          ------           --------
     Balance at December 31, 1997                            $531,269          $5,434           $536,703
                                                             ========          ======           ========

     Capitalized MSRs are amortized in proportion to, and over the period of, estimated net servicing income. SFAS No. 125 requires enterprises to measure the impairment of MSRs based on the difference between the carrying amount of the MSRs and their current fair value. At December 31, 1997 and 1996, no allowance for impairment of the MSRs was necessary.

CAPITAL RESOURCES

     OTS capital regulations require savings associations to satisfy three minimum capital requirements: tangible capital, core (leverage) capital and risk-based capital. In general, an association's tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interest in equity accounts of fully consolidated subsidiaries, less disallowed intangibles. An association's ratio of core capital to adjusted total assets (the "core" capital or "leverage capital" ratio) must be at least 3%. Core capital generally is the sum of tangible capital plus certain other qualifying intangibles. Under the risk-based capital requirement, a savings association must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets (which equals assets plus the credit risk equivalent of certain off-balance sheet items, each multiplied by the appropriate risk weight). Supplementary capital, which may not exceed 100% of core capital for purposes of the risk-based requirement, includes, among other things, certain permanent capital instruments such as qualifying cumulative perpetual preferred stock, as well as some forms of term capital instruments, such as qualifying subordinated debt. The capital requirements are viewed as minimum standards by the OTS, and most associations are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, depending upon their particular circumstances. The Bank currently is not subject to any such individual minimum regulatory capital requirement. The OTS and the other banking agencies recently proposed to amend the minimum capital requirements to establish a minimum core capital requirement of 4% for all but the strongest savings associations. These capital requirements are applicable to the Bank but not to Parent Holdings. See "Business--Regulation of the Bank--Regulatory Capital Requirements."


     At December 31, 1997, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 5.65%, 5.65% and 11.93%, respectively. The following is a reconciliation of the Bank's stockholders' equity to regulatory capital as of December 31, 1997:

                                                                  Tangible      Core        Risk-based
                                                                  Capital      Capital        Capital
                                                                  -------      -------        -------
                                                                         (dollars in millions)

Stockholders' equity of the Bank                                  $2,260        $2,260         $2,260
Minority interest - REIT Preferred Stock                             500           500            500
Unrealized holding gain on securities available for sale, net       (35)          (35)           (35)
Non-qualifying MSRs                                                 (54)          (54)           (54)
Non-allowable capital:
     REIT Preferred Stock in excess of 25% of Tier 1                (71)          (71)           (71)
       capital
     Intangible assets                                             (676)         (676)          (676)
     Goodwill Litigation Asset                                     (100)         (100)          (100)
     Investment in subsidiaries                                     (53)          (53)           (53)
     Excess deferred tax asset                                      (55)          (55)           (55)
Supplemental capital:
     Qualifying subordinated debt debentures                          --            --             94
     General loan loss allowance                                      --            --            214
Assets required to be deducted:
     Land loans with more than 80% LTV ratio                          --            --            (6)
                                                                  ------       -------        -------
Regulatory capital of the Bank                                     1,716         1,716          2,018

Minimum regulatory capital requirement                               456           911          1,353
Fully capitalized items                                                -            --              2
                                                                  ------       -------        -------
Excess above minimum capital requirement                          $1,260       $   805        $   663
                                                                  ======       =======        =======

                                                 Leverage     Risk-based     Tangible
                                                  Capital       Capital       Capital
                                                   Ratio         Ratio         Ratio
                                                   -----         -----         -----
     Regulatory capital of the Bank                5.65%         5.65%         11.93%
     Minimum regulatory capital requirement        1.50          3.00           8.00
                                                   ----          ----         ------
     Excess above minimum capital requirement      4.15%         2.65%          3.93%
                                                   ====          ====         ======

     The amount of adjusted total assets used for the tangible and leverage capital ratios is $30.4 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $16.9 billion.

     The Bank is also subject to "prompt corrective action" standards prescribed in the FDICIA and related OTS regulations, which, among other things, define specific capital categories based on an institution's capital ratios. See "Business--Regulation of the Bank."

     At December 31, 1997, the Bank's leverage capital, Tier 1 (core capital) risk-based and total risk-based capital ratios were sufficient for it to be considered "well capitalized" under applicable OTS regulations:

                                                 Leverage                 Risk-based
                                                  Capital     Tier 1     Total Capital
                                                  -------     ------     -------------
     Regulatory capital of the Bank                5.65%      10.14%         11.93%
     "Well capitalized" ratio                      5.00        6.00          10.00
                                                   ----       -----          -----
     Excess above "well capitalized" ratio         0.65%       4.14%          1.93%
                                                   ====       =====          =====

     OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At December 31, 1997, $55 million of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, such amount has been excluded from regulatory capital at December 31, 1997.

YEAR 2000

     During the year ended December 31, 1997, the Company finalized its plan to address issues related to required changes in computer systems for the year 2000. Issues arise because some computer systems and related software have been designed to recognize only dates that relate to the 20th century. Accordingly, if no changes are implemented, these computer systems would interpret "1/1/00" as January 1, 1900 instead of January 1, 2000. Additionally, some equipment, being controlled by microprocessor chips, may not deal appropriately with a year "00."

     The Company has formed an internal task force to determine what changes are needed in its software as well as what other steps will be necessary to ensure continued operations of the Company's equipment. The Year 2000 task force has completed an inventory of all computer hardware and software in use at the Company, as well as other date-sensitive equipment, such as alarm and building environmental systems, telephone systems and fax machines.

     Based on its current evaluation, the Company believes that, by December 31, 1998, substantially all issues related to Year 2000 will be addressed, either by programming changes to the Company's custom software, by programming changes implemented by third party vendors to purchased systems, or through the upgrading or purchase of year 2000-compliant hardware and software. Extensive testing is expected to occur during 1999. Year 2000 is the highest priority project within the Information and Technology Services unit of the Company. Management believes there is no material risk that the Company will fail to address year 2000 issues in a timely manner. It is currently expected that costs related to Year 2000 will total approximately $14 million over the years of 1997 to 1999, of which $1.2 million was incurred during the year ended December 31, 1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     ALCO, which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value ("NPV") and net interest income. A primary purpose of the Company's asset and liability management is to manage interest rate risk to effectively invest the Company's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

     The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors of the Bank and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in NPV and net interest income in the event of hypothetical changes in interest rates and interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Company's assets and liabilities. If estimated changes to NPV and net interest income are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

     In order to reduce the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, shorten its effective maturities of certain interest-earning assets, and increase the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of adjustable-rate residential mortgage loans and consumer loans, which are retained by the Company for its portfolio. In addition, long-term, fixed-rate single-family residential mortgage loans are underwritten according to guidelines of FHLMC, GNMA and the FNMA, and are either swapped with the FHLMC, GNMA and the FNMA in exchange for mortgage-backed securities secured by such loans which are then sold or are sold directly for cash in the secondary market.

     Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained increase or decrease in the market interest rates of one hundred to four hundred basis points. The Bank's Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the NPV of 15%, 30%, 45% and 60% in the event of a sudden and sustained increase or decrease in market interest rates of one hundred, two hundred, three hundred and four hundred basis points, respectively. The following table presents the Company's projected change in NPV for the various rate shock levels at December 31, 1997. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Company has no trading securities.

                                                                              Percent Change
          Change in        Market Value of          Actual                         Board
       Interest Rates     Portfolio Equity          Change           Actual        Limit
       --------------     ----------------          ------           ------        -----
                                             (dollars in millions)
400 basis point rise          $  705               $(546)            (43.7)%        (60)%
300 basis point rise           1,020                (231)            (18.5)         (45)
200 basis point rise           1,263                  12               1.0          (30)
100 basis point rise           1,327                  76               6.1          (15)
Base Scenario                  1,251                  --                --           --
100 basis point decline        1,084                (167)            (13.4)         (15)
200 basis point decline        1,021                (230)            (18.4)         (30)
300 basis point decline        1,028                (223)            (17.8)         (45)
400 basis point decline        1,005                (246)            (19.7)         (60)

     The preceding table indicates that at December 31, 1997, in the event of a sudden and sustained increase in prevailing market interest rates, the Company's NPV, including minority interest, would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, the Company's NPV would be expected to experience little change. At December 31, 1997, the Company's estimated changes in NPV were within the targets established by the Board of Directors of the Bank.

     The fair market value of portfolio equity decreases in a rising interest rate environment because Parent Holdings' interest-bearing liabilities generally reprice faster than its interest-earning assets, and certain interest-earning assets are subject to periodic caps. The reduction in value of the net interest-earning assets is partially offset by an increase in value of MSRs that appreciate in value as rates rise. In a declining interest rate environment, the reduction in value of MSRs generally outweighs the increase in value of the rest of the portfolio resulting from the repricing differences of interest-earning assets and interest-bearing liabilities.

     NPV is calculated by the Company pursuant to guidelines established by the OTS. The calculation is based on the net present value of estimated discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of December 31, 1997, with adjustments made to reflect the shift in the Treasury yield curve as appropriate.

     The computation of prospective effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposits decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

     Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. Actual values may differ from those projections presented, should market conditions vary from assumptions used in the calculation of the NPV. Certain assets, such as adjustable-rate loans, which represent one of the Company's primary loan products, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. In addition, the proportion of adjustable-rate loans in the Company's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the NPV. Finally, the ability of many borrowers to repay their adjustable-rate mortgage loans may decrease in the event of interest rate increases.

     In addition, the Company uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of Parent Holdings at December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 are included in this report at the pages indicated.

                                                                           Page
                                                                           ----

Independent Auditors' Report                                               F-1
Consolidated Balance Sheets                                                F-2
Consolidated Statements of Income                                          F-3
Consolidated Statements of Comprehensive Income                            F-4
Consolidated Statements of Stockholder's Equity                            F-5
Consolidated Statements of Cash Flows                                      F-6
Notes to Consolidated Financial Statements                                 F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information (ages as of January 1, 1998) concerning the directors and executive officers of Parent Holdings. All directors serve terms of one year or until the election of their respective successors.

     Name                         Age   Position
     ----                         ---   --------

     Ronald O. Perelman............55   Chairman of the Board, Chief Executive
                                          Officer and Director
     Gerald J. Ford................53   President and Director
     Howard Gittis.................64   Vice Chairman and Director
     Irwin Engelman................62   Executive Vice President and Chief
                                          Financial Officer
     Barry F. Schwartz.............48   Executive Vice President and General
                                          Counsel
     Laurence Winoker..............41   Vice President and Controller

     The following table sets forth certain information (ages as of March 1, 1998), concerning the directors and executive officers of the Bank. All directors serve terms of one year or until the election of their respective successors.

     Name                         Age   Position
     ----                         ---   --------

     Ronald O. Perelman............55   Director
     Gerald J. Ford................53   Chairman of the Board, Chief Executive
                                          Officer and Director
     Carl B. Webb..................48   President, Chief Operating Officer
                                          and Director
     Edward G. Harshfield..........61   Vice Chairman of the Board and Director
     Paul M. Bass, Jr..............62   Director
     George W. Bramblett, Jr.......57   Director
     Bob Bullock...................68   Director
     Irwin Engelman................62   Director
     Howard Gittis.................64   Director
     Gabrielle K. McDonald.........55   Director
     Lynn Schenk...................53   Director
     Robert Setrakian..............74   Director
     Christie S. Flanagan..........59   Executive Vice President and General
                                          Counsel
     Kendall M. Fugate.............60   Executive Vice President and
                                          Information and Technology Services
                                          Director
     Richard P. Hodge..............43   Executive Vice President and Corporate
                                          Tax Director
     Walter C. Klein, Jr...........54   Executive Vice President; President,
                                          FNMC
     Richard A. Leweke.............44   Executive Vice President and
                                          Administrative Services Director
     Lacy G. Newman, Jr............48   Executive Vice President and Chief
                                          Credit Officer
     James R. Staff................50   Executive Vice President and Chief
                                          Financial Advisor
     Richard H. Terzian............61   Executive Vice President and Chief
                                          Financial Officer
     Peter K. Thomsen..............55   Executive Vice President and Retail
                                          Banking Director
     Dennis L. Verhaegen...........46   Executive Vice President - Director of
                                          Corporate Finance
     Michael R. Walker.............52   Executive Vice President - Commercial
                                          Real Estate
     Renee Nichols Tucei...........41   Senior Vice President and Controller


     Mr. Perelman has been Chairman of the Board of Parent Holdings and of FN Holdings since its formation in 1994 and a Director of the Bank since 1994. Mr. Perelman has been Chairman of the Board and Chief Executive Officer of MacAndrews & Forbes and various of its affiliates since 1980. Mr. Perelman also is Chairman of the Executive Committees of the Boards of Directors of Cigar Holdings, MFW, The Coleman Company, Inc. ("Coleman"), Revlon, Inc. ("Revlon") and Revlon Consumer Products Corporation ("Products Corporation") and Chairman of the Board of Meridian Sports Incorporated ("Meridian"). Mr. Perelman is a Director of the following corporations which file reports pursuant to the Exchange Act: California Federal, CLN Holdings Inc. ("CLN"),

Coleman, Coleman Worldwide Corporation ("Coleman Worldwide"), Cigar Holdings, FN Holdings, Parent Holdings, MFW, Meridian, Products Corporation, Revlon and REV Holdings Inc. ("REV Holdings"). (On December 27, 1996, Marvel Entertainment Group ("Marvel"), Marvel (Parent) Holdings Inc. ("Marvel Parent") and Marvel Holdings Inc. ("Marvel Holdings"), of which Mr. Perelman was a Director, Marvel III Holdings Inc. ("Marvel III"), of which Mr. Perelman is a Director, and several subsidiaries of Marvel filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     Mr. Ford has been President and a Director of Parent Holdings since its formation in 1994 and Chairman of the Board, Chief Executive Officer and a Director of the Bank since the consummation of the FN Acquisition and of Preferred Capital Corp. since its formation in November 1996. Mr. Ford was Chairman of the Board and a Director of First Madison from 1993 to 1994. Mr. Ford previously served as Chairman of the Board, Chief Executive Officer and a Director of First Gibraltar from 1988 through 1993. Mr. Ford served as the Chairman of the Board, Chief Executive Officer and a Director of First United Bank Group, Inc. ("First United Bank Group"), from 1993 through 1994. Mr. Ford is Chairman of the Board and a Director of FNMC, FGB Services, Inc. and Madison Realty Advisors, Inc. ("Madison Realty"). Mr. Ford has also served in the following capacities over the past five years: Chairman of the Board, Chief Executive Officer and Director, Ford Bank Group, Inc. ("Ford Bank Group"); and Chairman of the Board, Chief Executive Officer and Director, United New Mexico Financial Corporation. Mr. Ford is also Chairman of the Board and Chief Executive Officer of Liberte Investors Inc. and a Director of McMoRan Oil and Gas Co.

     Mr. Gittis has been Vice Chairman and a Director of Parent Holdings and of FN Holdings and a Director of the Bank since 1994. Mr. Gittis has been Vice Chairman of MacAndrews & Forbes and various of its affiliates since 1985. Mr. Gittis is a Director of the following corporations which file reports pursuant to the Exchange Act: California Federal, CLN, Cigar Holdings, Jones Apparel Group, Inc., Loral Space and Communications, Ltd., FN Holdings, Parent Holdings, MFW, Revlon, Products Corporation, REV Holdings and Rutherford-Moran Oil Corporation.

     Mr. Engelman has been Executive Vice President and Chief Financial Officer of Parent Holdings and of FN Holdings since its formation in 1994, and a Director of the Bank since 1992. He has been Executive Vice President and Chief Financial Officer of MacAndrews & Forbes and various other affiliates since February 1992. He was Executive Vice President and Chief Financial Officer of GAF Corporation from 1990 to 1991; Director, President and Chief Operating Officer of Citytrust Bancorp Inc. from 1988 to 1990; Executive Vice President of the Blackstone Group LP from 1987 to 1988; and Director and Executive Vice President of General Foods Corporation for more than five years prior to 1987. Mr. Engelman is a Director of the following corporation which files reports pursuant to the Exchange Act: Revlon Products. (On December 27, 1996, Marvel Holdings and Marvel Parent, of which Mr. Engelman was an executive officer, and Marvel III, of which Mr. Engelman is an executive officer, and several of the subsidiaries of Marvel filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     Mr. Schwartz has been Executive Vice President and General Counsel of Parent Holdings since March 1996 and Executive Vice President and General Counsel of FN Holdings since January 1996. He has been Executive Vice President and General Counsel of MacAndrews & Forbes and various affiliates since 1993. Mr. Schwartz was Senior Vice President of MacAndrews & Forbes from 1989 to 1993. (On December 27, 1996, Marvel Holdings and Marvel Parent, of which Mr. Schwartz was an executive officer, and Marvel III, of which Mr. Schwartz is an executive officer, and several of the subsidiaries of Marvel filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     Mr. Winoker has been Vice President and Controller of Parent Holdings and of FN Holdings since 1994. He has been Vice President and Controller of MacAndrews & Forbes and various of its affiliates since September 1992. Mr. Winoker was Assistant Vice President and Assistant Controller of MacAndrews & Forbes and various of its affiliates for more than five years prior to September 1992. (On December 27, 1996, Marvel Holdings and Marvel Parent, of which Mr. Winoker was an executive officer, and Marvel III, of which Mr. Winoker is an executive officer, and several of the subsidiaries of Marvel filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     Mr. Webb has been the President, Chief Operating Officer and a Director of the Bank since the consummation of the FN Acquisition and of Preferred Capital Corp. since its formation in November 1996. Mr. Webb served as President,

Chief Executive Officer and Director of First Madison from 1993 through 1994. Mr. Webb previously served as President, Chief Operating Officer and a Director of First Gibraltar from 1988 through 1993. Mr. Webb also serves as a Director of FNMC.

     Mr. Harshfield has been Vice Chairman of the Board and a Director of the Bank since January 1997. Mr. Harshfield was President, Chief Executive Officer and a Director of Cal Fed from January 1996 to January 1997 and of Old California Federal from October 1993 to January 1997. From October 1992 to March 1993, Mr. Harshfield served as Chief Executive Officer and a Director of First City Texas National Bank. From February 1991 to December 1992, he served as President, Chief Executive Officer and a Director of Federal Capital Bank, a private investment bank. Since 1988, Mr. Harshfield has been the principal, Chairman and Chief Executive Officer of EH Thrift Management Inc., a special purpose management company, and general partner of U.S. Thrift Opportunity Partners, L.P., a Merrill Lynch sponsored limited partnership that invests in undercapitalized thrift institutions. Prior to 1988, Mr. Harshfield served as President and Chief Executive Officer of Household Financial Services. Mr. Harshfield also held various senior positions with Citicorp/Citibank and Pepsico Inc.

     Mr. Bass has been a Director of the Bank since May, 1993. Mr. Bass is currently the Vice Chairman and Director of First Southwest Company. Mr. Bass is a Director and Chairman of the Audit Committee of Keystone Consolidated Industries, and is a Director of Source Services, Inc. Mr. Bass has served in the following capacities during the past five years: Director, Endevco, Inc.; Director, Jayhawk Acceptance Corporation; Director, Ford Bank Group; and Chairman of the Board and Director, Pizza Inn, Inc.

     Mr. Bramblett has been a Director of the Bank since May, 1993. Mr. Bramblett has been associated with the law firm of Haynes & Boone since 1973 and is currently a Partner and a member of the Executive Committee of that firm. Mr. Bramblett has served in the following capacities during the past five years: Member of the Texas Higher Education Coordinating Board of the Texas College and University System of Texas and Trustee of the Baylor College of Dentistry.

     Mr. Bullock has served as a Director of the Bank since 1994. Mr. Bullock has been Lieutenant Governor of the State of Texas since 1990. Mr. Bullock is Chairman of the Board, Director and President of JFB-RDB, Inc. Mr. Bullock served as a Director of the Ford Bank Group from 1992 to 1993, and as Director of the First United Bank Group from 1992 to 1993. Prior to 1990, Mr. Bullock served as the State of Texas Comptroller of Public Accounts. Mr. Bullock has been Of Counsel to the law firm of Scott, Douglass, Luton and McConnico, L.L.P. since 1992.

     Ms. McDonald has served as a Director of the Bank since 1990. Ms. McDonald also served as a Director of FGB-San Antonio in 1992. Ms. McDonald currently serves as a Judge on the International Criminal Tribunal for the former Yugoslavia. Ms. McDonald is also currently a Professor of Law at the Thurgood Marshall School of Law of Texas Southern University. Ms. McDonald currently serves as a director of Freeport McMoRan Inc., McMoRan Oil & Gas Co. and Freeport McMoRan Copper & Gold Inc. Ms. McDonald was Of Counsel to the Walker & Satterthwaite firm from 1991 to 1993. She was a partner in the law firm of Matthews & Branscomb from 1988 through 1991. Prior to that time, Ms. McDonald served as a United States District Court Judge for the Southern District of Texas.

     Ms. Schenk has been a Director of the Bank since November, 1996. Ms. Schenk has been a Senior Consultant to Baker & McKenzie, San Diego, California since 1995. From January, 1993 to January, 1995, Ms. Schenk served in the U.S. House of Representatives as Congresswoman representing the 49th Congressional District in the State of California. During her term in the House of Representatives, Ms. Schenk served on the Energy and Commerce Committee and the Merchant Marine and Fisheries Committee. Ms. Schenk served as the State of California Secretary of Business, Transportation and Housing prior to 1983. From 1983 until her election to Congress, Ms. Schenk was in private law practice in California and served as an independent consultant to various public and private businesses with respect to government relations. From 1985 to 1993, Ms. Schenk served as a director of Long Beach Bank, F.S.B. She is currently a director of IDEC Pharmaceuticals, Inc., a corporation which files reports pursuant to the Exchange Act.

     Mr. Setrakian has been a Director of the Bank since November 1994. Mr. Setrakian previously served as a Director of Old FNB for more than 10 years. Mr. Setrakian is presently the Chairman and President of the William Saroyan Foundation and the former Chairman and President of Mid-State Horticultural Company. He is also a former Chairman and member of the Board of Governors of the United States Postal Service; former Commissioner of the Federal

Maritime Commission; former Chairman and Chief Executive Officer of the California Growers Winery, Inc.; and former Chairman and founder of the National Bank of Agriculture.

     Mr. Flanagan has been the Executive Vice President and General Counsel of the Bank since the consummation of the FN Acquisition. Mr. Flanagan has been the Executive Vice President, General Counsel and a Director of Preferred Capital Corp. since its formation in November 1996. He also serves as a Director of FNMC. Mr. Flanagan has been associated with the law firm of Jenkens & Gilchrist, P.C. and its predecessors since 1968 in various capacities, including Managing Partner, and he is currently Of Counsel to that firm.

     Mr. Fugate has been an Executive Vice President of the Bank since the consummation of the FN Acquisition. Mr. Fugate previously served as Executive Vice President of Old FNB from 1991 to 1994, and held various executive positions with Citibank, N.A. and Citibank California, FSB from 1982 to 1991.

     Mr. Hodge has been an Executive Vice President of the Bank since January 1996 and has been employed by the Bank since November 1995. Mr. Hodge previously was associated with the public accounting firm of KPMG Peat Marwick LLP and its predecessors since 1981, including most recently as a tax partner since 1986.

     Mr. Klein has been an Executive Vice President of the Bank and the President of FNMC since January 1996. He also serves as a Director of FNMC. Mr. Klein previously was associated with PNC Mortgage Corp. of America and its predecessor, Sears Mortgage Corporation, since 1986, including most recently as Chairman and Chief Executive Officer.

     Mr. Leweke has been an Executive Vice President of the Bank since January 1998. Mr. Leweke served as Senior Vice President--Administrative Services since the consummation of the FN Acquisition. Prior to that time, he served in the same capacity for Old FNB from 1992 to 1994.

     Mr. Newman has been Executive Vice President and Chief Credit Officer of the Bank since the consummation of the FN Acquisition. Mr. Newman has also served as Executive Vice President of First Madison from 1993 to 1994, and Executive Vice President of First Gibraltar since 1992. In addition, he served as President and a Director of Madison Realty since 1992.

     Mr. Staff has been an Executive Vice President of the Bank since October 17, 1994. He also serves as a Director of Preferred Capital Corp. and FNMC and as Chairman and Director of FGB Realty. Mr. Staff previously was associated with the public accounting firm of KPMG Peat Marwick LLP and its predecessors since 1979, including most recently as Partner-in-charge of Financial Services for the Southwest-Dallas area.

     Mr. Terzian has served as Executive Vice President and Chief Financial Officer of the Bank since April 1, 1995. Mr. Terzian has been the Executive Vice President, Chief Financial Officer and a Director of Preferred Capital Corp. since its formation in November 1996. For the five years prior to April 1, 1995, Mr. Terzian served as Chief Financial Officer of Dime Bancorp, Inc. and its subsidiary, The Dime Savings Bank of New York, FSB.

     Mr. Thomsen has been an Executive Vice President of the Bank since the consummation of the FN Acquisition. Mr. Thomsen previously served as Senior Executive Vice President of Old FNB and a Director from 1992 to 1994. Mr. Thomsen was an Executive Vice President of Old FNB from 1991 to 1992. Mr. Thomsen had been Executive Vice President of Michigan National Corporation from 1986 to 1991 and a Director from 1989 to 1991, and the President of Michigan National Bank from 1988 to 1991 and a Director from 1989 to 1991. Mr. Thomsen was Chairman of Independence One Mortgage Corporation, a subsidiary of Michigan National Bank, from 1986 to 1990.

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

     Mr. Walker has been an Executive Vice President of the Bank since the consummation of the FN Acquisition. Mr. Walker served as Senior Vice President of First Madison from 1993 to 1994. Mr. Walker previously served as Senior Vice President of First Gibraltar from 1988 to 1993.

     Ms. Tucei has been a Senior Vice President and the Controller of the Bank since the consummation of the FN Acquisition. Ms. Tucei previously served as Senior Vice President and Controller of First Madison from 1993 to 1994, and as Senior Vice President for First Gibraltar from 1988 to 1993.

     Compensation of Directors

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

ITEM 11.  EXECUTIVE COMPENSATION

     Parent Holdings is a holding company with no business operations of its own and accordingly, engages its business through the Bank and its subsidiaries. The officers of Parent Holdings receive no compensation for their services to Parent Holdings. Accordingly, the following table sets forth certain compensation awarded to, earned by or paid to the Chief Executive Officer of the Company's operating subsidiary, California Federal, and the four most highly paid executive officers of California Federal, other than the Chief Executive Officer, who served as executive officers of California Federal at December 31, 1997 for services rendered in all capacities to California Federal and its subsidiaries during the years ended December 31, 1997, 1996 and 1995.

                                            SUMMARY COMPENSATION TABLE

                                                           Annual Compensation
                                                -----------------------------------------
                                                                           Other Annual        All Other
    Name and Principal Position          Year      Salary        Bonus   Compensation (1)   Compensation (2)
    ---------------------------          ----      ------        -----   ----------------   ----------------

     Gerald J. Ford                     1997    $1,500,000     $375,000         $7,572        $70,045
         Chairman & Chief               1996     1,500,000      300,000          1,152         63,000
         Executive Officer              1995     1,500,000            0          7,644         49,511

     Carl B. Webb (3)                   1997       900,000      375,000         26,542        838,421
         President & Chief              1996       900,000      300,000         22,218         56,206
         Operating Officer              1995       900,000            0        274,351         66,707

     Christie S. Flanagan               1997       700,000      150,000         15,059        631,556
         Executive Vice President &     1996       700,000      120,000         16,173         52,171
         General Counsel                1995       700,000       20,000         10,892         44,854

     James R. Staff                     1997       650,000      200,000         17,034        588,657
         Executive Vice President &     1996       533,352      250,000         10,411         48,722
         Chief Financial Advisor        1995       450,000            0         17,348         27,001

     Edward G. Harshfield (4)           1997       709,723            0        106,079         48,623
         Vice Chairman

     ------------------
     (1) Includes: (i) the value of group term life insurance, (ii) amounts paid under relocation programs for Mr. Webb in 1995, (iii) the value of the use of Bank-owned automobiles for Messrs. Webb, Flanagan and Staff, (iv) club dues, (v) personal financial planning services paid by the Bank, (vi) security expenses paid by the Bank for Messrs. Webb, Flanagan and Staff, (vii) amounts totalling $100,104 paid under a consulting agreement with Mr. Harshfield and (viii) amounts reimbursed for payment of taxes.

     (2) Includes: (i) amounts calculated with respect to the Bank's net income and deferred pursuant to the Deferred Compensation Plan (as defined herein) of $742,500, $577,500 and $536,250 for Messrs. Webb, Flanagan and Staff, respectively, in 1997, (ii) the Bank's contributions to the 401(k) plan of $8,871 and $8,571 in 1997 and 1996, respectively, for each of Messrs. Ford, Webb, Flanagan and Staff, and $9,111 for Mr. Harshfield in 1997, (iii) the Bank's contribution to the Supplemental Employees' Investment Plan of $58,628, $85,630, $42,128, $42,130 and
         $39,512 in 1997 for Messrs. Ford, Webb, Flanagan, Staff and Harshfield, respectively, and $54,429, $45,430, $40,629 and $38,430 in
         1996 for Messrs. Ford, Webb, Flanagan and Staff, respectively, and
         (iv) premiums on supplemental life insurance paid by the Bank for Messrs. Ford, Webb, Flanagan and Staff of $2,546, $1,420, $3,057 and $1,406, respectively, in 1997 and for Messrs. Webb, Flanagan and Staff of $2,205, $2,971 and $1,721, respectively, in 1996.

     (3) Does not include a 1996 payment of $10 million to Mr. Webb by FN Holdings under its long term management incentive plan.

     (4) Mr. Harshfield became Vice Chairman on January 27, 1997.

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

     Effective October 1, 1995, FN Holdings adopted the Incentive Plan with respect to certain executive officers of the Bank (the "Participants"). Awards under the Incentive Plan are made in the form of performance units. Each performance unit entitles the Participants to receive cash and/or stock options ("Bonuses") based on the Participant's vested interest in a bonus pool.

     Generally, the Incentive Plan provides for the payment of Bonuses, on a quarterly basis, to the Participants upon the occurrence of certain events. Bonuses vest at 20% per year beginning October 1, 1995. The aggregate amount of Bonuses payable under the Incentive Plan is subject to a cap of $50 million. During 1997, 1996 and 1995, expenses of $12.4 million, $35.6 million and $2 million, respectively, were recorded relative to the Incentive Plan. As of December 31, 1997, the Incentive Plan has been fully accrued.

     There were no long-term incentive plan awards in 1997 or 1996 to the executive officers named in the preceding table. The Golden State Merger constitutes a change in control pursuant to the terms of the Incentive Plan.

     On May 19, 1997, the Bank adopted a Deferred Executive Compensation Plan (the "Deferred Compensation Plan") with respect to certain officers of the Bank (the "Officers"). The Deferred Compensation Plan provides for an award to be made to each Officer as a percentage of such Officer's base annual salary determined based upon the net income of the Bank with respect to the immediately preceding fiscal year expressed as a percentage of the target net income established by the Board with respect to such fiscal year. The award so determined may be increased at the discretion of the Chief Operating Officer of the Bank.

     An Officer's award with respect to each fiscal year will be paid in cash in five equal annual installments on each of the first five anniversaries of the date of grant of the award. Each installment of the award will include interest from the date of the grant of the award at a rate of 6% per annum.

     If a participant's employment terminates due to death, disability or retirement, the participant (or his estate) shall receive any unpaid installments of the award (with interest thereon) upon such termination. Upon any other termination of employment, any unpaid installments of a participant's award will be forfeited.

     Upon a change in control of the Bank or FNMC (with respect to participants employed by FNMC), in each case, as described in the Deferred Compensation Plan, each Officer will receive any unpaid installments of the award (with interest thereon). In addition, upon a change in control of the Bank or FNMC (with respect to participants employed by FNMC), each Officer will receive an additional award, determined in accordance with the applicable provisions of the Deferred Compensation Plan, but in any case in an amount not in excess of 125% of the Officer's annual base salary.

     During the year ended December 31, 1997, expenses of $5.7 million were recorded relative to the Deferred Compensation Plan.

     Compensation Committee Interlocks and Insider Participation

     Parent Holdings has no compensation committee. The following directors serve on the Compensation Committee of the Board of the Bank: Gerald J. Ford, Howard Gittis, Paul Bass and George Bramblett. During 1997, 1996 and 1995, Mr. Ford was Chairman of the Board of the Bank. In addition, Mr. Ford controls Hunter's Glen, which owns 100% of the class B common stock of FN Holdings, representing 20% of the voting common stock (representing approximately 15% of the voting power of its common stock) of FN Holdings and serves as President and Director of Parent Holdings. Mr. Gittis is a director of Parent Holdings, FN Holdings and of the Bank. See "Certain Relationships and Related Transactions--Transactions with Mr. Ford."

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

     MacAndrews & Forbes is a diversified holding company with interests in several industries. Through its 83% ownership of Revlon, MacAndrews & Forbes is engaged in the cosmetics and skin care, fragrance and personal care products business. MacAndrews & Forbes also owns 82% of Coleman, which is engaged in the manufacture and marketing of recreational outdoor products, portable generators, spas and hot tubs, and 65% of Meridian Sports, a manufacturer and marketer of specialized boats and water sports equipment. On February 27, 1998, MacAndrews & Forbes entered into an agreement with Sunbeam Corporation pursuant to which MacAndrews & Forbes' ownership interest in Coleman will be sold to Sunbeam Corporation. The sale is expected to be consummated in late March or early April 1998. Through its 64% ownership of Cigar Holdings, MacAndrews & Forbes is engaged in the manufacture and distribution of cigars and pipe tobacco. Through its 36% ownership of MFW (assuming conversion of certain preferred stock), MacAndrews & Forbes is in the business of processing licorice and other flavors. On December 18, 1997, MacAndrews & Forbes entered into an agreement pursuant to which MacAndrews & Forbes will acquire a controlling interest in Panavision Inc., a manufacturer and supplier of film camera systems to the motion picture and television industries. MacAndrews & Forbes is also in the financial services business through the Bank. The principal executive offices of MacAndrews & Forbes are located at 35 East 62nd Street, New York, New York 10021.

     Parent Holdings and certain affiliates of MacAndrews & Forbes are afforded coverage under selected common insurance policies obtained by MacAndrews & Forbes. Parent Holdings pays MacAndrews & Forbes its allocable portion of the cost of this insurance.

     Tax Sharing Agreement

     The Bank, FN Holdings and Mafco Holdings are parties to the Tax Sharing Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Provision for Federal and State Income Taxes."

     Loans to Affiliates

     FN Holdings loaned approximately $46.8 million to an affiliate on March 1, 1996. Such loan accrued interest at the rate of 10.5% over the prevailing yield to maturity of the five year United States treasury note, and was an unsecured subordinated obligation of the borrower guaranteed by certain other affiliates of FN Holdings, which obligation to FN Holdings was evidenced by a promissory note (the "Promissory Note"). Management believes that the terms and conditions of such loan were at least as favorable to FN Holdings as might have been obtained in a similar transaction with an unaffiliated party. On May 15, 1996, FN Holdings distributed the Promissory Note to Parent Holdings as a partial redemption of and dividend on class C common stock. Parent Holdings distributed the Promissory Note in the form of a dividend to an affiliate.

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

     FN Escrow Merger and Issuance of FN Escrow Preferred Stock

     Concurrent with the issuance of the 10 5/8% Notes, FN Escrow issued approximately $36 million aggregate liquidation value of cumulative perpetual preferred stock, (the "FN Escrow Preferred Stock") to TNIS. The FN Escrow Preferred Stock had a stated liquidation value of $100,000 per share, plus accrued and unpaid dividends, if any. Cash dividends on the FN Escrow Preferred Stock were cumulative and accrued at an annual rate of approximately 7.3% of the stated liquidation value.

     On January 3, 1997 and prior to the consummation of the Cal Fed Acquisition, FN Escrow was merged with and into FN Holdings in the FN Escrow Merger and FN Holdings assumed FN Escrow's obligations under the 10 5/8% Notes and the Indenture. In connection with the FN Escrow Merger, each share of FN Escrow Preferred Stock was converted into and became one share of cumulative perpetual preferred stock of FN Holdings (the "FN Holdings/FN Escrow Preferred Stock"), which stock had the same relative rights, terms and preferences as the FN Escrow Preferred Stock. Immediately after issuance, FN Holdings redeemed the FN Holdings/FN Escrow Preferred Stock at a redemption price equal to its stated liquidation value plus accrued and unpaid dividends to January 3, 1997.

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

     The Company is an indirect subsidiary of First Gibraltar Holdings. In connection with the offering of the 12 1/4% Senior Notes, First Gibraltar Holdings incorporated Parent Holdings and a wholly owned subsidiary of Parent Holdings, FN Holdings, to hold 100% of the common stock of the Bank. First Gibraltar Holdings contributed all of its shares of capital stock of the Bank to Parent Holdings, which contributed such shares to FN Holdings in exchange for 1,000 shares of common stock of FN Holdings. FN Holdings amended its certificate of incorporation to create 800 shares of class A common stock having one vote per share, 200 shares of class B common stock having .75 votes per share and 230.3 shares of nonvoting class C common stock, and Parent Holdings exchanged its 1,000 shares of common stock for 800 shares of class A common stock. Pursuant to the terms of an Exchange Agreement entered into between FN Holdings, Mr. Ford and Parent Holdings (the "Exchange Agreement"), and in connection with the consummation of the FN Acquisition, Parent Holdings acquired 100% of the class C common stock of FN Holdings (all of which were redeemed on June 3, 1996) in exchange for $210 million and Mr. Ford acquired 100% of the class B common stock of FN Holdings in exchange for his 6.25% of the class A common stock of First Gibraltar Holdings and all of the shares of Madison Financial, the sole asset of which was the Consulting Agreement. In addition, FN Holdings also assumed indebtedness of Mr. Ford in the amount of approximately $11.9 million to TNIS (the "Ford Obligation"), which obligation has been forgiven by TNIS. As a result of the consummation of the transactions contemplated by the Exchange Agreement, Mr. Ford owns 100% of the class B common stock of FN Holdings, representing 20% of its voting common stock (representing approximately 15% of the voting power of its voting common stock), and Parent Holdings owns 100% of the class A common stock of FN Holdings, representing 80% of its voting common stock (representing approximately 85% of the voting power of its voting common stock). FN Holdings, Parent Holdings and Mr. Ford have entered into a stockholders agreement (the "Stockholders Agreement") pursuant to which, among other things, Mr. Ford and FN Holdings have the right to transfer their respective shares to certain affiliates. In addition, the Stockholders Agreement contains other customary provisions regarding restrictions on transfer and registration rights. On December 29, 1995, Mr. Ford transferred his shares of class B common stock to Hunter's Glen, which assumed the obligations under, and will receive the benefits of, the Stockholders Agreement.

     Mr. Ford has entered into a loan agreement with NationsBank of Texas, N.A. ("NationsBank"), whereby NationsBank has loaned Mr. Ford $5 million. Such loan has a maturity of up to one year and bears interest at a floating interest rate based on LIBOR. The loan is secured by Mr. Ford's 12 1/4% Senior Notes. The terms of the loan provide that, in the event of default by Mr. Ford under such loan or in the event of certain rapid and material declines in the value of the 12 1/4% Senior Notes pledged as collateral, NationsBank or any successor or assignee thereof will have the right to foreclose on the pledged 12 1/4% Senior Notes and sell, or direct Mr. Ford to sell, such 12 1/4% Senior Notes, to certain Qualified Institutional Buyers ("QIBs") (as such term is defined in Rule 144A under the Securities Act) pursuant to Rule 144A under the Securities Act, pursuant to Regulation S under the Securities Act, to FN Holdings or pursuant to a shelf registration statement.

     Mr. Ford has entered into an employment agreement with the Bank calling for his continued employment by the Bank in his current executive capacity with an annual base salary in 1998 of $1,000,000. The term of this agreement extends through December 31, 2000, and provides for, among other things, a life insurance policy on the life of Mr. Ford in an amount equal to three times his base salary.

     Mr. Ford has also entered into a consulting agreement with First Nationwide Management Corp. ("First Nationwide Management"), an affiliate of FN Holdings, providing for the payment to him of annual consulting fees of $2,000,000 for 1998 and in increasing amounts through 2000, and certain other related expenses. Pursuant to an arrangement between First Nationwide Management and FN Holdings, such consulting fees and other related expenses paid by First Nationwide Management are charged to FN Holdings. Such charges amounted to approximately $1,291,000, $1,225,000 and $964,000 in 1997, 1996 and
1995, respectively.

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

     At December 31, 1997, the issued and outstanding FN Holdings Preferred Stock and Additional FN Holdings Preferred Stock had a combined liquidation value of $25.7 million.

     Executive Employment Agreements

     In addition to the employment agreement between Mr. Ford and the Bank (see "--Transactions with Mr. Ford"), Messrs. Webb, Flanagan, Staff, Newman and Hodge have entered into employment agreements with the Bank calling for their continued employment by the Bank in their current executive capacities. All five agreements are substantially similar in their terms except that Messrs. Webb, Staff and Newman's employment agreements terminate on December 31, 2000, Mr. Hodge's terminates on December 31, 1998, and Mr. Flanagan's terminates May 31, 1999 and except that Mr. Flanagan's agreement provides for a $20,000 "substitution" bonus which was paid in 1996. If any of these agreements are terminated without cause or by the executive without good reason prior to the respective scheduled termination dates, the relevant executive would receive payments of base salary and benefits due for the balance of the term. Additionally, each employment agreement provides for a life insurance policy on the life of the insured in an amount double the base salary payable by the Bank to such individual. Pursuant to such employment agreements, the annual base salaries payable by the Bank in 1998 to Messrs. Webb, Flanagan, Staff, Newman and Hodge are $1,200,000, $700,000, $700,000, $500,000, and $300,000,
respectively.

     Pursuant to an Agreement for Provision of Services between California Federal and First Nationwide Management, dated December 1, 1994 (the "Services Agreement"), a portion of the salaries payable by the Bank in 1998 to Messrs. Webb, Flanagan and Staff is charged to First Nationwide Management so that the annual net base compensation payable by the Bank will be $800,000, $350,000 and $350,000 for Messrs. Webb, Flanagan and Staff, respectively. All of such amounts paid by First Nationwide Management are charged to FN Holdings for services performed by these executives. The total amounts received by California Federal pursuant to the Services Agreement were approximately $1,885,000, $1,379,000 and $1,092,000 in 1997, 1996 and 1995, respectively, which amounts are included in the amounts allocated by First Nationwide Management to FN Holdings.

     In January 1997, the Bank entered into a Consulting Agreement with Mr. Harshfield whereby he agreed to assist the Bank in its pursuit of the California Federal Litigation. Mr. Harshfield will receive $100,000 per year for each of the two years of the agreement.

     Effective January 8, 1996, FNMC entered into an employment agreement with Mr. Klein, for a term ending January 7, 1999. Pursuant to this employment agreement, Mr. Klein receives a base salary of $300,000 per year. The agreement also provides for life insurance on the life of Mr. Klein in the amount of $450,000. If Mr. Klein's agreement is terminated by the Bank without cause or by Mr. Klein without good reason prior to the scheduled termination date, he would receive payment for base salary and benefits due for the balance of the term. In addition, Mr. Klein has a salary guarantee that would provide a payment equal to the greater of $1.35 million or three times his prior year base salary plus bonus, should FNMC be sold during the term of his agreement.

     Services Agreements

     First Nationwide Management allocates certain of its expenditures to FN Holdings. Such expenditures relate to salaries and benefits payable to selected Bank employees (including Messrs. Webb, Flanagan and Staff), aviation and other expenses. Pursuant to this arrangement, approximately $2,600,000, $2,524,000 and $1,935,000 was allocated by First Nationwide Management to FN Holdings for the years ended December 31, 1997, 1996 and 1995, respectively, including the fees paid to California Federal under the Services Agreement.

     Effective December 1, 1994, California Federal entered into the Services Agreement with First Nationwide Management whereby selected Bank employees (including Messrs. Webb, Flanagan, and Staff) provided services for First Nationwide Management and certain of its subsidiaries. Fees are paid to California Federal under the Services Agreement at the rate of approximately $107,000 per month based on actual services provided. Such fees approximated $1,885,000, $1,379,000 and $1,092,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

     Effective on June 1, 1995, the Bank entered into an agreement whereby it provides marketing and other support services to TNIS in connection with the insurance agency business it purchased from a Bank subsidiary on the same date. Service charges under this agreement amounted to approximately $5,200, $13,300 and $43,000 per month during 1997, 1996 and 1995, respectively. Management believes that the terms and conditions of these arrangements are at least as favorable to the Bank as those which could be obtained from similar arrangements with an unaffiliated party.

     Sale of Business to TNIS

     Effective on June 1, 1995, FNC Insurance Agency, Inc., a wholly owned subsidiary of the Bank, sold that portion of its insurance agency business related to marketing insurance products to the Bank's retail deposit and consumer loan customers to TNIS for approximately $0.7 million. Management believes that the terms and conditions of this transaction are at least as favorable to the Bank as might have been obtained in a similar transaction with an unaffiliated party.

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

(B)  EXHIBITS

     2.1 Agreement and Plan of Reorganization, dated as of February 4, 1998, by and among First Nationwide (Parent) Holdings Inc., First Nationwide Holdings Inc., First Gibraltar Holdings, Inc., Hunter's Glen/Ford, Ltd. Golden State Bancorp Inc. and Golden State Financial Corporation. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 4, 1998 (the "February 1998 Form 8-K")).

     3.1 Third Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-4026)).

     3.2 By-laws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-4026)).

     4.1 Indenture, dated as of April 15, 1996 between the Registrant and The Bank of New York, as trustee, relating to the 12 1/2% Senior Exchange Notes due 2003. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-4026)).

     4.2 Indenture, dated as of September 19, 1996, between First Nationwide Escrow Corp. and The Bank of New York, as trustee, relating to the 10 5/8% Senior Subordinated Exchange Notes Due 2003 (the "10 5/8% Notes"). (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to FN Holdings Registration Statement on Form S-1 (File No. 333-21015)).

     4.3 First Supplemental Indenture, dated as of January 3, 1997, among FN Holdings, First Nationwide Escrow Corp. and The Bank of New York, as trustee, relating to the 10 5/8% Notes. (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

     4.4 Indenture, dated as of January 31, 1996, between FN Holdings and The Bank of New York, as trustee, relating to the 9 1/8% Senior Subordinated Exchange Notes Due 2003. (Incorporated by reference to
           Exhibit 4.1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-00854)).

     4.5 Indenture, dated as of July 15, 1994, between FN Holdings and The First National Bank of Boston, as trustee, relating to the 12 1/4% Senior Exchange Notes Due 2001 (the "12 1/4% Senior Note Indenture"). (Incorporated by reference to Exhibit 4.1 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

     4.6 First Supplemental Indenture, dated as of January 17, 1997, between FN Holdings and State Street Bank and Trust Company, as trustee, supplementing the 12 1/4% Senior Note Indenture. (Incorporated by reference to Exhibit 4.5 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

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

     4.10 Indenture, dated February 15, 1986, between Cal Fed Bancorp Inc. and Manufacturers Hanover Trust Company, as trustee, relating to the 6 1/2% Convertible Subordinated Debentures Due 2001 (the "6 1/2% Convertible Debenture Indenture"). (Incorporated by reference to
           Exhibit 4.11 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

     4.11 First Supplemental Indenture, dated as of December 16, 1992, among Cal Fed Bancorp Inc., XCF Acceptance Corporation, California Federal Bank, A Federal Savings Bank, and Chemical Bank, supplementing the
           6 1/2% Convertible Debenture Indenture. (Incorporated by reference to Exhibit 4.12 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

     4.12 Second Supplemental Indenture dated as of December 13, 1996 among XCF Acceptance Corporation, California Federal Bank, A Federal Savings Bank, and The Chase Manhattan Bank, as trustee, supplementing the 6 1/2% Convertible Debenture Indenture. (Incorporated by reference to Exhibit 4.13 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

     4.13 Third Supplemental Indenture dated as of December 13, 1996 among Cal Fed Bancorp Inc., XCF Acceptance Corporation, California Federal Bank, A Federal Savings Bank, and The Chase Manhattan Bank, as Trustee, supplementing the 6 1/2% Convertible Debenture Indenture. (Incorporated by reference to Exhibit 4.14 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

     4.14 Fourth Supplemental Indenture dated as of December 13, 1996 among Cal Fed Bancorp Inc., XCF Acceptance Corporation, and The Chase Manhattan Bank, as trustee, supplementing the 6 1/2% Convertible Debenture Indenture. (Incorporated by reference to Exhibit 4.15 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

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

     10.6 Exchange Agreement dated October 20, 1994 between Carl B. Webb and FN Holdings. (Incorporated by reference to Exhibit 10.11 to FN Holdings' Registration Statement on Form S-1 (File No. 333-00854)).

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

     10.10 Amendment to Employment Agreement between California Federal Bank, A Federal Savings Bank, and Gerald J. Ford, dated as of January 1, 1998.

     10.11 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Carl B. Webb, II, dated as of February 1, 1995. (Incorporated by reference to Exhibit 10.14 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

     10.12 Amendment to Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and Carl B. Webb, II. (Incorporated by reference to Exhibit 10.1 to FN Holdings' Current Report on Form 8-K dated August 30, 1996 ( the "August 1996 Form 8-K")).

     10.13 Employment Agreement dated as of January 1, 1998 between California Federal Bank, A Federal Savings Bank, and Carl B. Webb II.

     10.14 Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and Christie S. Flanagan. (Incorporated by reference to Exhibit 10.4 to the August 1996 Form 8-K.)

     10.15 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and James R. Staff, dated as of February 1, 1995. (Incorporated by reference to Exhibit 10.16 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

     10.16 Amendment to Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and James R. Staff. (Incorporated by reference to Exhibit 10.3 to the August 1996 Form 8-K.)

     10.17 Employment Agreement dated as of January 1, 1998 between California Federal Bank, A Federal Savings Bank, and J. Randy Staff.

     10.18 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Lacy G. Newman, Jr. dated as of February 1, 1995. (Incorporated by reference to Exhibit 10.17 to FN Holdings' Registration Statement on Form S-1 (File No. 333-00854)).

     10.19 Amendment to Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and Lacy G. Newman, Jr. (Incorporated by reference to Exhibit 10.5 to the August 1996 Form 8-K.)

     10.20 Employment Agreement dated as of January 1, 1998, between California Federal Bank, A Federal Savings Bank, and Lacy G. Newman, Jr.

     10.21 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Roger L. Gordon as of January 20, 1996. (Incorporated by reference to Exhibit 10.15 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1995.)

     10.22 Employment Agreement dated as of January 1, 1996, between First Nationwide, A Federal Savings Bank and Richard P. Hodge. (Incorporated by reference to Exhibit 10.16 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1995.)

     10.23 Amendment to Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and Richard P. Hodge (Incorporated by reference to Exhibit 10.2 to the August 1996 Form 8-K.)

     10.24 Employment Agreement between First Nationwide Mortgage Corporation, and Walter C. Klein, Jr., dated as of January 8, 1996. (Incorporated by reference to Exhibit 10.43 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

     10.25 Amendment to Employment Agreement dated as of July 10, 1997, between First Nationwide Mortgage Corporation and Walter C. Klein, Jr.

     10.26 Post-Employment Consulting Agreement between California Federal Bank, A Federal Savings Bank and Edward G. Harshfield, dated January 6, 1997. (Incorporated by reference to Exhibit 10.44 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

     10.27 Special Bonus Agreement, dated as of November 25, 1996, by and between First Nationwide Holdings Inc. and Carl B. Webb. (Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)

     10.28 Mortgage Company Asset Sale Agreement by and among Resolution Trust Corporation as conservator for Standard Federal Savings Association, America's Mortgage Servicing, Inc., A Mortgage Company, America's Lending Network, Inc., and Stanfed Financial Services, Inc.; and First Nationwide Mortgage Corporation dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.18 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

     10.29 Receivables Sale Agreement by and among Resolution Trust Corporation as conservator for Standard Federal Savings Association, America's Mortgage Servicing, Inc., A Mortgage Company, and America's Lending Network, Inc.; and First Nationwide Mortgage Corporation, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.19 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

     10.30 Purchase and Sale Agreement by and between Resolution Trust Corporation in its corporate capacity and First Nationwide Mortgage Corporation, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.20 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

     10.31 Purchase and Sale Agreement by and among Resolution Trust Corporation as receiver of or conservator for certain associations and First Nationwide Mortgage Corporation, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.21 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

     10.32 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated December 2, 1994, regarding the Mortgage Company Asset Sale Agreement, Receivable Sales Agreement, and two Purchase and Sales Agreements among such parties, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.22 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

     10.33 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 23, 1995, regarding the Mortgage Company Asset Sale Agreement, Receivable Sales Agreement, and two Purchase and Sales Agreements among such parties, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.23 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

     10.34 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 24, 1995, regarding the Mortgage Company Asset Sale Agreement among such parties, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.24 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

     10.35 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 28, 1995, regarding the Mortgage Company Asset Sale Agreement among such parties, dated as of December 1, 1994 (power of attorney matters). (Incorporated by reference to Exhibit 10.25 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

     10.36 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 28, 1995, regarding the Mortgage Company Asset Sale Agreement among such parties, dated as of December 1, 1994 (amendments to schedules). (Incorporated by reference to Exhibit 10.26 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

     10.37 Agreement for Provision of Services between First Nationwide Bank, A Federal Savings Bank and Trans Network Insurance Services, Inc. (then named "First Gibraltar (Parent) Holdings Inc."), dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.27 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

     10.38 Assignment from Trans Network Insurance Services Inc. to First Nationwide Management Corp. of Agreement for Provision of Services. (Incorporated by reference to Exhibit 10.37 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1995.)

     10.39 Asset Purchase Agreement between Trans Network Insurance Services Inc. and FNC Insurance Agency, Inc. dated effective June 1, 1995. (Incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

     10.40 Trans Network Marketing and Support Services Agreement between First Nationwide Bank, A Federal Savings Bank, and Trans Network Insurance Services Inc. dated effective June 1, 1995. (Incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

     10.41 Amendment No. 2 to Lease between First Nationwide Bank, A Federal Savings Bank, and RNM 135 Main, L.P. dated April 6, 1995. (Incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

     10.42 Consulting Agreement between First Nationwide Management Corp. and Gerald J. Ford dated as of October 1, 1994. (Incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

     10.43 Amendment to Consulting Agreement between First Nationwide Management Corp. and Gerald J. Ford, dated effective December 17, 1997.

     10.44 First Amendment, dated as of January 1, 1995, by and among First Nationwide Management Corp., Diamond A-Ford Corporation, Trans Network Insurance Services, Inc. and Gerald J. Ford, supplementing the Consulting Agreement between First Nationwide Management Corp. and Gerald J. Ford dated as of October 1, 1994. (Incorporated by reference to Exhibit 10.33 to FN Holdings' Registration Statement on Form S-1 (File No. 333-00854)).

     10.45 Management Incentive Plan for Certain Employees of First Nationwide Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit
           10.34 to FN Holdings' Registration Statement on Form S-1 (File No. 333-00854)).

     10.46 Deferred Executive Compensation Program.

     10.47 Reimbursement and Expense Allocation Agreement, dated as of January 1, 1996, by and between First Nationwide Management Corp. and FN Holdings. (Incorporated by reference to Exhibit 10.35 to FN Holdings' Registration Statement on Form S-1 (File No. 333-00854)).

     10.48 Registration Agreement, dated September 13, 1996, among FN Holdings Inc., First Nationwide Escrow Corp. and the initial purchasers named therein relating to the 10 5/8% Notes. (Incorporated by reference to Exhibit 4.20 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

     10.49 Amended and Restated Agreement and Plan of Merger dated as of the 27th day of July, 1996 by and among First Nationwide Holdings Inc., CFB Holdings, Inc., Cal Fed Bancorp Inc. and California Federal Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit
           2.1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

     10.50 Stock Option Agreement, dated as of February 4, 1998, by and between Golden State Bancorp Inc. and First Nationwide (Parent) Holdings Inc. (Incorporated by reference to Exhibit 99.1 to the February 1998 Form 8-K.)

     10.51 Litigation Management Agreement, dated as of February 4, 1998, by and among Golden State Bancorp Inc., Glendale Federal Bank, Federal Savings Bank, California Federal Bank, A Federal Savings Bank, Stephen J. Trafton and Richard A. Fink. (Incorporated by reference to Exhibit 99.2 to the February 1998 Form 8-K.)

     12.1 Statement regarding the computation of ratio of earnings to combined fixed charges and minority interest for the Registrant.

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

Dated: March 25, 1998

                                        FIRST NATIONWIDE (PARENT) HOLDINGS INC.


                                        By: /s/ Laurence Winoker
                                           ----------------------------
                                           Laurence Winoker
                                           Vice President and Controller
                                           (Signing on behalf of Registrant
                                           and as the Principal Accounting
                                           Officer)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         NAME                        TITLE                         DATE
         ----                        -----                         ----

          *              Chairman of the Board, Chief          March 25, 1998
----------------------   Executive Officer and Director
  Ronald O. Perelman     (Principal Executive Officer)

 /s/ Gerald J. Ford      President and Director                March 25, 1998
----------------------
     Gerald J. Ford

          *              Vice Chairman  and Director           March 25, 1998
----------------------
    Howard Gittis

/s/ Irwin Engelman       Executive Vice President and          March 25, 1998
----------------------   Chief Financial Officer
    Irwin Engelman       (Principal Financial Officer)


* Joram C. Salig, by signing his name hereto, does hereby execute this report on Form 10-K on behalf of the directors and officers of the Registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such directors and officers and filed as exhibits to this report on Form 10-K.


                                                 By: /s/ Joram C. Salig
                                                    ---------------------------
                                                    Joram C. Salig
                                                    Attorney-in-fact

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
First Nationwide (Parent) Holdings Inc.:

We have audited the accompanying consolidated balance sheets of First Nationwide (Parent) Holdings Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, comprehensive income, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Nationwide (Parent) Holdings Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                            KPMG Peat Marwick LLP

Dallas, Texas
February 23, 1998

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           December 31, 1997 and 1996
                 (dollars in thousands, except per share data)

                        Assets                                                   1997           1996
                        ------                                                   ----           ----
Cash and amounts due from banks                                               $   350,214   $   135,534
Interest-bearing deposits in other banks                                           36,164        20,619
Short-term investment securities                                                   25,933       113,716
                                                                              -----------   -----------
     Cash and cash equivalents                                                    412,311       269,869

Securities available for sale, at fair value                                      813,085       542,019
Securities held to maturity (fair value $58,299 in 1997 and $4,287 in 1996)        58,299         4,272
Mortgage-backed securities available for sale, at fair value                    5,076,598     1,598,652
Mortgage-backed securities held to maturity (fair value $1,373,289 in 1997
     and $1,653,847 in 1996)                                                    1,337,877     1,621,662
Loans held for sale, net                                                        1,483,466       825,316
Loans receivable, net                                                          19,424,410    10,212,583
Investment in Federal Home Loan Bank ("FHLB") System                              468,191       220,962
Office premises and equipment, net                                                159,349       100,164
Foreclosed real estate, net                                                        76,997        51,987
Accrued interest receivable                                                       188,203       106,034
Intangible assets (net of accumulated amortization of $60,294 in 1997
     and $11,141 in 1996)                                                         675,927       140,564
Mortgage servicing rights                                                         536,703       423,692
Other assets                                                                      650,740       517,297
                                                                              -----------   -----------
         Total assets                                                         $31,362,156   $16,635,073
                                                                              ===========   ===========

         Liabilities, Minority Interest and Stockholder's Equity

Deposits                                                                      $16,202,605   $ 8,501,883
Securities sold under agreements to repurchase                                  1,842,442     1,583,387
Borrowings                                                                     11,232,530     5,364,894
Other liabilities                                                                 702,959       399,446
                                                                              -----------   -----------
         Total liabilities                                                     29,980,536    15,849,610
                                                                              -----------   -----------

Commitments and contingencies                                                          --            --

Minority interest                                                               1,175,704       613,852

Stockholder's equity:
     Common stock, $1.00 par value, 1,000 shares authorized,
         issued and outstanding                                                         1             1
     Additional paid-in capital                                                        --           161
     Net unrealized holding gain on securities available for sale                  28,129        36,975
     Retained earnings (substantially restricted)                                 177,786       134,474
                                                                              -----------   -----------
         Total stockholder's equity                                               205,916       171,611
                                                                              -----------   -----------
         Total liabilities, minority interest and stockholder's equity        $31,362,156   $16,635,073
                                                                              ===========   ===========

See accompanying notes to consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                  Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                                                   1997           1996           1995
                                                                   ----           ----           ----
Interest income:
     Loans receivable                                          $ 1,553,210    $   884,905    $   799,607
     Mortgage-backed securities available for sale                 297,816        115,983             --
     Mortgage-backed securities held to maturity                   113,300        135,103        212,880
     Covered assets                                                     --          1,413         10,705
     Loans held for sale                                            76,364         61,595         24,257
     Securities available for sale                                  53,936         31,416             --
     Securities held to maturity                                     2,436            257         26,885
     Interest-bearing deposits in other banks                        5,638          3,127          1,511
                                                               -----------    -----------    -----------
         Total interest income                                   2,102,700      1,233,799      1,075,845
                                                               -----------    -----------    -----------
Interest expense:
     Deposits                                                      746,985        419,174        447,359
     Securities sold under agreements to repurchase                140,547        120,280        104,957
     Borrowings                                                    610,885        308,840        182,499
                                                               -----------    -----------    -----------
         Total interest expense                                  1,498,417        848,294        734,815
                                                               -----------    -----------    -----------
         Net interest income                                       604,283        385,505        341,030
Provision for loan losses                                           79,800         39,600         37,000
                                                               -----------    -----------    -----------
         Net interest income after provision for loan losses       524,483        345,905        304,030
                                                               -----------    -----------    -----------
Noninterest income:
     Loan servicing fees, net                                      143,919        123,887         70,265
     Customer banking fees and service charges                     100,048         45,044         47,493
     Management fees                                                 6,211          9,694         15,141
     Gain on sales of assets, net                                   38,230         38,118            173
     Gain on sales of branches                                       3,569        363,342             --
     Gain (loss) on sales of loans, net                             24,721         17,802            (26)
     Gain from termination of Assistance Agreement                      --         25,632             --
     Dividends on FHLB stock                                        24,790         11,670          6,546
     Other income                                                   22,996         18,189         11,381
                                                               -----------    -----------    -----------
         Total noninterest income                                  364,484        653,378        150,973
                                                               -----------    -----------    -----------
Noninterest expense:
     Compensation and employee benefits                            256,448        204,818        154,288
     Occupancy and equipment                                        81,914         51,936         49,897
     Data processing                                                12,402         10,491          9,787
     Savings Association Insurance Fund ("SAIF")
         deposit insurance premium                                  10,680         81,149         22,262
     Marketing                                                      20,186         10,908         10,810
     Professional fees                                              48,771         18,986         11,202
     Loan expense                                                   60,437         31,282         12,431
     Foreclosed real estate operations, net                         (3,304)        (7,390)          (927)
     Amortization of intangible assets                              49,153          9,445          1,474
     Other                                                         113,882         80,111         61,329
                                                               -----------    -----------    -----------
         Total noninterest expense                                 650,569        491,736        332,553
                                                               -----------    -----------    -----------

Income before income taxes, extraordinary item and minority
     interest                                                      238,398        507,547        122,450
Income tax expense (benefit)                                        41,315        (75,807)       (57,185)
                                                               -----------    -----------    -----------
Income before extraordinary item and minority interest             197,083        583,354        179,635
Extraordinary item - (loss) gain on early extinguishment of
     debt, net                                                          --         (1,586)         1,967
                                                               -----------    -----------    -----------
Income before minority interest                                    197,083        581,768        181,602
Minority interest                                                  131,851        161,191         59,138
                                                               -----------    -----------    -----------
         Net income                                            $    65,232    $   420,577    $   122,464
                                                               ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                Consolidated Statements of Comprehensive Income
                  Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)


                                                                   1997           1996           1995
                                                                   ----           ----           ----
Net income                                                     $    65,232    $   420,577    $   122,464

Other comprehensive income, net of tax:
     Unrealized holding gain on securities available for sale:
         Unrealized holding gains arising during the period          8,726         14,580         43,185
         Less: reclassification adjustment for gains
              included in net income                               (17,572)       (28,415)        (1,175)
                                                               -----------    -----------    -----------
     Other comprehensive income                                     (8,846)       (13,835)        42,010
                                                               -----------    -----------    -----------
Comprehensive income                                           $    56,386    $   406,742    $   164,474
                                                               ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholder's Equity
                  Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                                                       Net unrealized
                                                         Additional    holding gain on                  Total
                                              Common      paid-in        securities       Retained   stockholder's
                                              stock       capital     available for sale  earnings      equity
                                              -----       -------     ------------------  --------      ------
Balance at December 31, 1994                 $       1   $ 267,055        $   8,800      $  53,811    $ 329,667

Net income                                          --          --               --        122,464      122,464
Dividends and distributions to stockholder          --          --               --        (89,986)     (89,986)
Change in net unrealized holding gains
     on securities available for sale               --          --           42,010             --       42,010
                                             ---------   ---------        ---------      ---------    ---------

Balance at December 31, 1995                         1     267,055           50,810         86,289      404,155

Net income                                          --          --               --        420,577      420,577
Contribution by parent                              --       1,819               --             --        1,819
Dividends and distributions to stockholder          --    (267,055)              --       (369,449)    (636,504)
Issuance costs of FN Holdings Preferred             --
        Stock                                       --      (1,658)          (2,943)        (4,601)
Change in net unrealized holding gains
     on securities available for sale               --          --          (13,835)            --      (13,835)
                                             ---------   ---------        ---------      ---------    ---------

Balance at December 31, 1996                         1         161           36,975        134,474      171,611

Net income                                          --          --               --         65,232       65,232
Merger of FN Escrow                                 --          --               --           (931)        (931)
Redemption of Additional FN Holdings
     Preferred Stock                                --          --               --          1,871        1,871
Issuance costs of subsidiary preferred
     stock                                          --          --               --        (14,561)     (14,561)
Contribution by parent                              --          49               --             --           49
Dividends to parent                                 --        (210)              --         (8,299)      (8,509)
Change in net unrealized holding gains on
     securities available for sale                  --          --           (8,846)            --       (8,846)
                                             ---------   ---------        ---------      ---------    ---------

Balance at December 31, 1997                 $       1   $      --        $  28,129      $ 177,786    $ 205,916
                                             =========   =========        =========      =========    =========

See accompanying notes to consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                  Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)



                                                                          1997           1996           1995
                                                                          ----           ----           ----
Cash flows from operating activities:
Net income                                                            $    65,232    $   420,577    $   122,464
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Amortization of intangible assets                                     49,153          9,445          1,474
     Amortization of discount on senior notes                                 744            523             --
     (Accretion) amortization of purchase accounting premiums
         and discounts, net                                               (20,650)       (15,771)          (946)
     Amortization of mortgage servicing rights                            110,282         90,981         33,892
     Provision for loan losses                                             79,800         39,600         37,000
     Provision for accrued termination and facilities costs                 1,233          8,679         12,772
     Gain on sales of assets, net                                         (38,230)       (38,118)          (173)
     Gain on sale of branches                                              (3,569)      (363,342)            --
     Gain on sales of foreclosed real estate                              (12,087)       (12,951)        (3,010)
     Loss on sale of loans, net                                            95,744         63,226         17,928
     Gain from termination of Assistance Agreement                             --        (25,632)            --
     Extraordinary loss (gain) on early extinguishment of debt, net            --          1,586         (1,967)
     Depreciation and amortization of office premises
         and equipment                                                     16,773         10,921          8,884
     Amortization of deferred issuance costs                                7,591          2,978            766
     FHLB stock dividend                                                  (24,790)       (11,670)        (6,546)
     Capitalization of mortgage servicing rights                         (120,465)       (81,028)       (17,902)
     Purchases and originations of loans held for sale                 (6,293,262)    (4,822,753)    (1,773,437)
     Proceeds from the sale of loans held for sale                      5,510,777      5,157,186      1,191,281
     Decrease (increase) in other assets                                  163,945        (91,552)       (97,258)
     (Increase) decrease in accrued interest receivable                   (11,197)        20,991         (9,743)
     (Decrease) increase in other liabilities                            (137,906)       (39,118)        33,155
     Minority interest                                                    123,399        160,041         59,138
                                                                      -----------    -----------    -----------
     Net cash (used in) provided by
         operating activities                                            (437,483)       484,799       (392,228)
                                                                      -----------    -----------    -----------

                                                                                                     (Continued)

See accompanying notes to consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, continued
                  Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                                                             1997             1996            1995
                                                                             ----             ----            ----
Cash flows from investing activities:
     Acquisitions and divestitures:
         Auto One Acquisition                                             $    (2,845)   $         --    $         --
         SFFed Acquisition                                                         --         (83,184)             --
         Home Federal Acquisition                                                  --          79,044              --
         Cal Fed Acquisition                                                 (161,196)             --              --
         Mortgage loan servicing rights and operations                        (34,260)        (48,305)       (214,727)
         Branch Purchases                                                          --              --         501,351
     Purchases of securities available for sale                            (1,340,881)       (497,963)             --
     Proceeds from sales of securities available for sale                      52,014          92,320              --
     Proceeds from maturities of securities available for sale              1,015,410         242,514              --
     Purchases of securities held to maturity                                 (58,965)         (9,303)       (162,845)
     Principal payments from securities held to maturity                           --               5              --
     Proceeds from maturities of securities held to maturity                    4,938           1,250         344,475
     Purchases of mortgage-backed securities available for sale            (2,589,257)       (149,724)             --
     Principal payments on mortgage-backed securities
         available for sale                                                 1,099,699         475,186              --
     Proceeds from sales of mortgage-backed securities
         available for sale                                                    50,772              --              --
     Purchases of mortgage-backed securities held to maturity                    (458)             --         (19,825)
     Principal payments on mortgage-backed securities held to maturity        283,696         387,891         570,945
     Proceeds from sales of loans receivable                                   21,179         123,026         431,247
     Net decrease (increase) in loans receivable                              514,377       1,498,588         (85,149)
     Decrease in covered assets                                                    --          39,349         272,254
     (Purchases) redemptions of FHLB stock, net                               (50,721)        (65,753)         25,565
     Purchases of office premises and equipment                               (66,131)        (42,368)        (15,331)
     Proceeds from the disposal of office premises and equipment               31,400           4,071           1,667
     Proceeds from sales of foreclosed real estate                            200,275         170,443          71,453
     Purchases of mortgage servicing rights                                   (29,627)        (65,994)           (774)
     Proceeds from sales of mortgage servicing rights                          31,051              --              --
                                                                         ------------    ------------    ------------
         Net cash (used in) provided by investing activities               (1,029,530)      2,151,093       1,720,306
                                                                         ------------    ------------    ------------

Cash flows from financing activities:
     Branch Sales                                                             (79,900)     (4,585,022)             --
     Net (decrease) increase in deposits                                   (1,196,360)        (56,694)        542,633
     Proceeds from additional borrowings                                   19,595,218      11,144,414       6,151,319
     Principal payments on borrowings                                     (17,495,008)     (8,484,883)     (6,860,569)
     Net decrease in securities sold under agreements to repurchase           (40,289)       (202,169)       (913,103)
     Proceeds from FN Escrow Merger                                           605,347              --              --
     Issuance of FN Holdings Preferred Stock, net                                (520)        145,399              --
     Issuance of REIT Preferred Stock, net                                    485,959              --              --
     Redemption of FN Holdings Preferred Stock                               (125,000)             --              --
     Redemption of FN Holdings/FN Escrow Preferred Stock                      (17,250)             --              --
     Dividends                                                                 (8,509)       (322,680)        (89,986)
     Dividends paid to minority stockholders, net of taxes                   (114,282)        (51,723)        (34,584)
     Capital contribution from parent                                              49           1,819              --
     Capital distribution                                                          --        (267,055)             --
                                                                         ------------    ------------    ------------
         Net cash provided by (used in) financing activities                1,609,455      (2,678,594)     (1,204,290)
                                                                         ------------    ------------    ------------

Net change in cash and cash equivalents                                       142,442         (42,702)        123,788
Cash and cash equivalents at beginning of year                                269,869         312,571         188,783
                                                                         ------------    ------------    ------------
Cash and cash equivalents at end of year                                 $    412,311    $    269,869    $    312,571
                                                                         ============    ============    ============

See accompanying notes to consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(1)  Organization

     First Nationwide (Parent) Holdings Inc. (the "Company" or "Parent Holdings") is a holding company with no business operations of its own. Parent Holdings' only significant asset is its indirect ownership of 80% of the common stock of California Federal Bank, A Federal Savings Bank ("California Federal" or "Bank"), formerly First Nationwide Bank, A Federal Savings Bank ("First Nationwide"), formerly First Madison Bank, FSB ("First Madison"). Parent Holdings owns directly 80% of the common stock of First Nationwide Holdings Inc. ("FN Holdings"), a holding company which owns all of the common stock of California Federal. As such, Parent Holdings' principal business operations are conducted by California Federal and its subsidiaries. Parent Holdings is a subsidiary of First Gibraltar Holdings Inc. ("First Gibraltar Holdings"), an indirect subsidiary of MacAndrews & Forbes Holdings Inc. ("M&F Holdings").

     The Bank was organized and chartered as First Gibraltar Bank, FSB ("First Gibraltar"), a federal stock savings bank, in December 1988 for the primary purpose of acquiring substantially all of the assets and assuming deposit, secured and certain other liabilities of five insolvent Texas savings and loan associations ("Closed Associations") from the Federal Savings and Loan Insurance Corporation ("FSLIC"), as receiver.

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

     On April 14, 1994, First Madison entered into the Asset Purchase Agreement (the "Asset Purchase Agreement") with First Nationwide Bank, A Federal Savings Bank ("Old FNB"), an indirect subsidiary of Ford Motor Company ("Ford Motor"). On October 3, 1994, effective immediately after the close of business on September 30, 1994, First Madison acquired substantially all of the assets and certain of the liabilities (the "FN Acquired Business") of Old FNB (the "FN Acquisition") for approximately $715 million based on estimates prepared by Old FNB. On March 2, 1995, an additional $11.5 million was paid to Old FNB pursuant to certain settlement provisions of the Asset Purchase Agreement. Effective on October 1, 1994, First Madison changed its name to First Nationwide Bank, A Federal Savings Bank.

     On January 3, 1997, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") among FN Holdings, Cal Fed Bancorp Inc. ("Cal Fed") and California Federal Bank, A Federal Savings Bank ("Old California Federal"), FN Holdings acquired 100% of the outstanding stock of Cal Fed and Old California Federal, and First Nationwide merged with and into Old California Federal. The aggregate consideration paid under the Merger Agreement consisted of approximately $1.2 billion in cash and the issuance of litigation interests (the "Cal Fed Acquisition"). Cal Fed, a savings and loan holding company, owned 100% of the common stock of Old California Federal. At December 31, 1996, Old California Federal had total assets of approximately $14.1 billion and deposits of $8.9 billion, and operated 119 branches in California and Nevada. Effective on January 3, 1997, First Nationwide changed its name to California Federal Bank, A Federal Savings Bank. In connection with the Cal Fed Acquisition, FN Holdings made a capital contribution to the Bank on January 3, 1997 of approximately $685 million.

     In November 1996, the Bank created California Federal Preferred Capital Corporation ("Preferred Capital Corp."), a real estate investment trust ("REIT"), for the purpose of acquiring, holding and managing real estate mortgage assets. All of Preferred Capital Corp.'s common stock is owned by the Bank. Pursuant to a subservicing agreement with the Bank's wholly-owned mortgage banking subsidiary, First Nationwide Mortgage Corporation ("FNMC"), FNMC services Preferred Capital Corp.'s mortgage assets. On January 31, 1997, Preferred Capital Corp. issued to the public $500 million of its 9 1/8% Noncumulative Exchangeable Preferred Stock (the "REIT Preferred Stock"), which is reflected in the Company's 1997 consolidated balance sheet as minority interest. Preferred Capital Corp. used the proceeds from such offering to acquire mortgage assets from the Bank.

     The Bank is a diversified financial services company that primarily serves consumers in California, and to a lesser extent, in Florida and Nevada. The Bank's principal business consists of (i) operating retail deposit branches,

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(ii) originating and/or purchasing 1-4 unit residential loans and, to a lesser extent, certain commercial real estate and consumer loans, for investment and
(iii) mortgage banking activities, including originating and servicing 1-4 unit residential loans for others. Recently, with its entry into the sub-prime automobile finance business, the Bank broadened its complement of consumer lending products. These operating activities are financed principally with customer deposits, secured short-term and long-term borrowings, collections on loans, asset sales and retained earnings.

(2)  FN Escrow Merger

     On January 3, 1997 and prior to the consummation of the Cal Fed Acquisition, First Nationwide Escrow Corp. ("FN Escrow"), an affiliate of FN Holdings, was merged with and into FN Holdings, pursuant to a merger agreement by and between FN Holdings and FN Escrow (the "FN Escrow Merger"). In connection therewith, FN Holdings acquired the net proceeds from the issuance of FN Escrow's $575 million of senior subordinated notes due 2003 (the "10 5/8% Notes") and assumed FN Escrow's obligations under the 10 5/8% Notes and indenture. Deferred issuance costs associated with the 10 5/8% Notes of $19 million were included in FN Escrow's other assets and are being amortized over the term of the 10 5/8% Notes.

     Concurrent with the issuance of the 10 5/8% Notes, FN Escrow issued approximately $36 million aggregate liquidation value of cumulative perpetual preferred stock (the "FN Escrow Preferred Stock") to Trans Network Insurance Services Inc., an affiliate of FN Escrow. The FN Escrow Preferred Stock had a stated liquidation value of $10,000 per share, plus accrued and unpaid dividends, if any. Cash dividends on the FN Escrow Preferred Stock were cumulative and accrued at an annual rate of approximately 7.3% of the stated liquidation value. In connection with the FN Escrow Merger, each share of FN Escrow Preferred Stock was converted into and became one share of cumulative perpetual preferred stock of FN Holdings (the "FN Holdings/FN Escrow Preferred Stock"), which stock had the same relative rights, terms and preferences as the FN Escrow Preferred Stock. Immediately after issuance, FN Holdings redeemed the FN Holdings/FN Escrow Preferred Stock at a redemption price of $36.8 million, representing its stated liquidation value and accrued and unpaid dividends to January 3, 1997. At the same time, a $19 million loan receivable from an affiliate of FN Holdings was repaid.

(3)  Acquisitions and Divestitures

     LMUSA Purchases

     On October 2, 1995, FNMC purchased from Lomas Mortgage USA, Inc. ("LMUSA") a loan servicing portfolio of approximately $11.1 billion (including a sub-servicing portfolio of $3.1 billion), a $2.9 billion master servicing portfolio in which FNMC monitors the performance and consolidates the reporting and remittances of multiple servicers for various investors (a "master servicing portfolio") and other assets for $100.9 million, and the assumption of certain indebtedness relating to an acquired loan portfolio totalling approximately $274 million (the "LMUSA 1995 Purchase"). On January 31, 1996, FNMC purchased LMUSA's remaining $14.1 billion loan servicing portfolio (including a sub-servicing portfolio of $2.4 billion), a master servicing portfolio of $2.7 billion, $5.9 million in foreclosed real estate, $46.8 million in net other servicing receivables, $2.6 million in mortgage loans, and $6.2 million in net other assets (including $1.4 million in cash and cash equivalents) for a purchase price of approximately $160.9 million (the "LMUSA 1996 Purchase" and, together with the LMUSA 1995 Purchase, the "LMUSA Purchases").

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


     1996 Acquisitions

     On February 1, 1996, the Bank acquired SFFed Corp. ("SFFed") and its wholly-owned subsidiary, San Francisco Federal Savings and Loan Association (the "SFFed Acquisition"). The following is a summary of the assets acquired and liabilities assumed in connection with the SFFed Acquisition at February 1, 1996.

                                                                                                        Estimated
                                                         SFFed                               Bank       Remaining
                                                       Carrying        Fair Value          Carrying       Lives
                                                         Value         Adjustments           Value     (in years)
                                                         -----         -----------           -----     ----------
                                                                 (dollars in thousands)
Cash and cash equivalents                           $   181,061         $     --        $  181,061          --
Mortgage-backed securities                              918,817           11,007           929,824         1-5
Loans receivable, net                                 2,715,758          (23,245)        2,692,513        2-12
Office premises and equipment                            20,581          (11,672)            8,909        3-10
Investment in FHLB System                                31,989               --            31,989          --
Foreclosed real estate, net                              30,018               --            30,018          --
Accrued interest receivable                              22,740               --            22,740          --
Mortgage servicing rights                                 2,238           13,762            16,000         2-4
Other assets                                             44,938           (7,773)           37,165         2-5
Deposits                                              (2,678,692)        (10,950)       (2,689,642)        1-5
Securities sold under
     agreements to repurchase                           (815,291)         (3,640)         (818,931)         --
Borrowings                                              (227,203)         (8,831)         (236,034)        1-9
Other liabilities                                        (50,805)         (6,075)          (56,880)        1-5
                                                    ------------        --------        ----------
                                                    $    196,149        $(47,417)          148,732
                                                    ============        ========
Purchase price                                                                             264,245
Excess cost over fair value                                                             ----------
     of net assets acquired                                                             $  115,513          15
                                                                                        ==========

     In connection with the SFFed Acquisition, FN Holdings issued $140 million of 9 1/8% Senior Subordinated Notes Due 2003 (the "9 1/8% Senior Subordinated Notes") and contributed the proceeds thereof of $133 million to the Bank as additional paid-in capital.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


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

                                                                                                       Estimated
                                                       HFFC                               Bank         Remaining
                                                     Carrying         Fair Value        Carrying         Lives
                                                       Value          Adjustments         Value       (in years)
                                                       -----          -----------         -----       ----------
                                                                (dollars in thousands)

Cash and cash equivalents                             $146,867          $   --           $146,867          --
Mortgage-backed securities                               4,053             (65)             3,988         1-5
Loans receivable, net                                  538,722           4,020            542,742        2-12
Office premises and equipment                            4,202          (2,125)             2,077        3-10
Investment in FHLB System                                6,259              --              6,259
Foreclosed real estate, net                              2,421            (198)             2,223          --
Accrued interest receivable                              3,594              --              3,594          --
Mortgage servicing rights                                  817           2,243              3,060         2-4
Other assets                                            10,016           2,392             12,408         2-5
Deposits                                              (632,399)         (1,875)          (634,274)        1-5
Borrowings                                             (30,000)            241            (29,759)        1-6
Other liabilities                                       (3,602)         (3,293)            (6,895)        1-5
                                                     ---------          ------           --------
                                                     $  50,950          $1,340             52,290
                                                     =========          ======
Purchase price                                                                             67,823
Excess cost over fair value                                                              --------
     of net assets acquired                                                              $ 15,533          15
                                                                                         ========

      The 1996 Acquisitions and the LMUSA Purchases were accounted for as purchases and, accordingly, their respective purchase prices were allocated to the assets acquired and liabilities assumed in each transaction based on estimates of fair values at the date of purchase. Since the respective dates of purchase, the results of operations related to such assets and liabilities have been included in the Company's consolidated statements of income.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


      Cal Fed Acquisition

      The following is a summary of the assets acquired and liabilities assumed in connection with the Cal Fed Acquisition at January 3, 1997.

                                                                                                        Estimated
                                                        Cal Fed                             Bank        Remaining
                                                       Carrying        Fair Value         Carrying        Lives
                                                         Value         Adjustments         Value       (in years)
                                                         -----         -----------         -----       ----------
                                                                 (dollars in thousands)
Cash and cash equivalents                           $ 1,027,491         $     --       $ 1,027,491          --
Securities                                                6,013               12             6,025           1
Mortgage-backed securities                            1,963,869            4,532         1,968,401         6-9
Loans receivable, net                                10,084,170          (23,991)       10,060,179        2-12
Office premises and equipment, net                       58,900          (17,592)           41,308        3-10
Investment in FHLB System                               166,786               --           166,786          --
Foreclosed real estate, net                              18,482              (16)           18,466          --
Accrued interest receivable                              71,868               --            71,868          --
Mortgage servicing rights                                 4,759           39,738            44,497         2-7
Other assets                                             87,096          142,634           229,730         2-5
Deposits                                             (8,985,630)          (9,699)       (8,995,329)        1-8
Borrowings                                           (3,468,004)          (2,918)       (3,470,922)        1-5
Other liabilities                                      (198,454)        (188,892)         (387,346)       1-10
Preferred stock                                        (172,500)              --          (172,500)         --
                                                    ------------        --------       -----------
                                                    $   664,846         $(56,192)          608,654
                                                    -----------         ========
Purchase price                                                                           1,188,687
Excess cost over fair value                                                            -----------
     of net assets acquired                                                            $   580,033          15
                                                                                       ===========

     The Cal Fed Acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed in the transaction based on estimates of fair value at the date of purchase. Since the date of purchase, the results of operations related to such assets and liabilities have been included in the Company's 1997 consolidated statement of income.

     Weyerhaeuser Purchase

     On May 31, 1997, FNMC acquired a 1-4 unit residential loan servicing portfolio of approximately $3.2 billion and approximately 40,000 loans from WMC Mortgage Corporation (the "Weyerhaeuser Purchase") for $37.1 million. The Company's consolidated statement of income for the year ended December 31, 1997 includes the results of the acquired servicing portfolio from June 1, 1997.

     Auto One Acquisition

     On September 1, 1997, the Bank acquired Auto One Acceptance Corporation ("Auto One") in a purchase transaction (the "Auto One Acquisition"). Auto One primarily engages in indirect sub-prime auto financing activities, providing loan processing, funding and loan servicing for over 800 franchised automobile dealers. Auto One is a licensed lender in 47 states. Auto One is headquartered in Dallas, Texas, and is a wholly-owned subsidiary of the Bank. The results of operations for Auto One for the period from September 1, 1997 are included in the Company's consolidated statement of income for the year ended December 31, 1997.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


     Servicing Sale

     On September 30, 1997, FNMC sold servicing rights for approximately 52,000 loans with an unpaid principal balance of approximately $2.3 billion, recognizing a pre-tax gain of $14.0 million (the "Servicing Sale").

     Branch Sales

     During the first six months of 1996, the Bank consummated the sale of its retail deposits and the related retail banking assets comprised of cash on hand, loans on deposits, and facilities in Ohio, New York, New Jersey and Michigan (collectively, the "Branch Sales") at gross prices which represented an average premium of 7.96% of the approximately $4.6 billion deposits sold. The Bank recorded a pre-tax gain of $363.3 million in connection with the Branch Sales. The Company's consolidated statement of income for the year ended December 31, 1996 includes the results of operations of those branches sold in the Branch Sales for the period prior to sale.

      Garberville Branch Sale

      On May 9, 1997, the Bank consummated the sale of deposit accounts and related retail banking assets comprised of cash on hand, loans on deposits and facilities totalling $21.7 million to Humboldt Bank at a gross price representing a deposit premium of 4.5% (the "Garberville Branch Sale"), and resulting in a net pre-tax gain on sale of $1.1 million.

      Texas Branch Sale

      On December 12, 1997, the Bank sold its retail deposits and all related retail banking facilities in the state of Texas (consisting of three branches) totalling $57.6 million at a gross price representing a deposit premium of 4.1% and resulting in a pre-tax net gain on sale of $2.5 million (the "Texas Branch Sale").

      Pro Forma Financial Information

      The following unaudited pro forma financial information combines the historical results of the Company as if the Cal Fed Acquisition and the issuances of the REIT Preferred Stock, the 10 5/8% Notes and the 12 1/2% Senior Notes (as defined herein) had occurred as of the beginning of the first year presented (in thousands):

                                                      Year ended December 31,
                                                      -----------------------
                                                         1997         1996
                                                         ----         ----
      Net interest income                              $605,871     $668,156
      Net income                                         63,760      147,986

      The gains recognized related to the Branch Sales, net of related taxes, and certain sales of branches by Cal Fed are excluded from the above table. The pro forma information does not include the effect of the Home Federal Acquisition, the SFFed Acquisition, the LMUSA 1996 Purchase, the Weyerhaeuser Purchase, the Auto One Acquisition, the Servicing Sale, the Branch Sales, the Garberville Branch Sale, the Texas Branch Sale, the sales of certain branches by Cal Fed or the issuance of the 9 1/8% Senior Subordinated Notes because such effect is not significant. The pro forma results are not necessarily indicative of the results which would have actually been obtained if the Cal Fed Acquisition and the issuances of the REIT Preferred Stock, the 10 5/8% Notes or the 12 1/2% Senior Notes had been consummated in the past nor do they project the results of operations in any future period.

      Purchase Accounting Adjustments

      Premiums and discounts related to interest-earning assets acquired and interest-bearing liabilities assumed are amortized (accreted) to operations using the interest method over the estimated remaining lives of the respective assets and liabilities.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


      GSAC Acquisition

      On September 5, 1997, the Bank entered into an agreement with Gulf States Acceptance Company, a Delaware limited partnership ("GSAC") and its general partner, Gulf States Financial Services, a Texas corporation, pursuant to which Auto One will acquire 100% of the partnership interests in GSAC and GSAC will be liquidated and its assets and liabilities will be transferred to Auto One (the "GSAC Acquisition"). The aggregate consideration to be paid in connection with the GSAC Acquisition is approximately $22.5 million and a 20% interest in the common stock of Auto One. This transaction closed on February 4, 1998. See note 35 "Subsequent Events" for further discussion.

(4)  Summary of Significant Accounting Policies

     The accounting and reporting policies of Parent Holdings conform to generally accepted accounting principles and general practices within the savings and loan industry. The following summarizes the more significant of these policies.

     (a)  Basis of Presentation

          The accompanying consolidated financial statements include the accounts of Parent Holdings, FN Holdings, the Bank and the Bank's wholly-owned subsidiaries not subject to the Assistance Agreement (as defined herein). Earnings per share data is not presented due to the limited ownership of the Company. All significant intercompany accounts and transactions have been eliminated.

     (b)  Cash and Cash Equivalents

          For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits in other banks, and other short-term investment securities with original maturities of three months or less. Savings and loan associations are required by the Federal Reserve System to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. The reserve balance for California Federal at December 31, 1997 was $51.0 million.

     (c)  Securities and Mortgage-backed Securities

          The Company's investment in securities consists primarily of U.S. government and agency securities and mortgage-backed securities. Parent Holdings classifies debt and equity securities, including mortgage-backed securities, into one of three categories: held to maturity, available for sale or trading securities. Securities held to maturity represent securities which management has the positive intent and ability to hold to maturity and are reported at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in income. All other securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholder's equity until realized. Should an other than temporary decline in the fair value of a security classified as held to maturity or available for sale occur, the carrying value of such security would be written down to fair value by a charge to operations. Realized gains or losses on securities available for sale are computed on a specific identification basis and are accounted for on a trade-date basis.

          Amortization and accretion of premiums and discounts relating to mortgage-backed securities is recognized using the interest method over the estimated lives of the underlying mortgages with adjustments based on prepayment experience.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


     (d)  Loans Held for Sale, Net

          One-to-four unit residential loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value as determined by outstanding commitments from investors or current investor yield requirements calculated on an aggregate basis. Net unrealized losses are recognized in a valuation allowance by charges to income.

     (e)  Loans Receivable, Net

          Loans receivable, net, is stated at unpaid principal balances, less the allowance for loan losses, and net of deferred loan origination fees and purchase discounts or premiums.

          Discounts or premiums on 1-4 unit residential loans are accreted or amortized to income using the interest method over the remaining period the loans are expected to be outstanding. Discounts or premiums on consumer and other loans are recognized over the lives of the loans using the interest method.

          A significant portion of the Company's real estate loan portfolio is comprised of adjustable-rate mortgages. The interest rate and payment terms of these mortgages adjust on a periodic basis in accordance with various published indices. The majority of these adjustable-rate mortgages have terms which limit the amount of interest rate adjustment that can occur each year and over the life of the mortgage. During periods of limited payment increases, negative amortization may occur on certain adjustable-rate mortgages. See note 31.

          The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on such factors as the Company's past loan loss experience, delinquency trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. As management utilizes information currently available to make such evaluation, the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors. Additionally, regulatory authorities, as an integral part of their regular examination process, review the Bank's allowance for estimated losses on a periodic basis. These authorities may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.
 .
          Uncollectible interest on loans that are contractually ninety days or more past due is charged off, or an allowance is established, based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received. When, in management's judgment, the borrower's ability to make periodic interest and principal payments resumes, the loan is returned to accrual status.

     (f)  Auto One Loans

          Since the consummation of the Auto One Acquisition, California Federal has purchased sub-prime auto financing contracts from an established dealer network throughout the United States. Any premium or discount is amortized using the interest method over the estimated lives of the loans. The allowance for estimated losses is regularly assessed by management, and such allowances are maintained on a static pool basis.

     (g)  Impaired Loans

          The Company considers a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Any insignificant delay (i.e., 60 days or less) or insignificant shortfall in amount of payments will not cause a loan to be considered impaired. In determining impairment, the Company considers large non-homogeneous loans

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


     including nonaccrual loans, troubled debt restructurings, and performing loans which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. The Company bases the measurement of collateral-dependent impaired loans on the fair value of the loan's collateral. The amount, if any, by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance.

          The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all single-family loans, and performing multi-family and commercial real estate loans under $500,000, excluding loans which have entered the workout process.

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

     (h)  Loan Origination and Commitment Fees and Related Costs

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

          Fees received in connection with loan commitments are deferred and recognized as fee revenue on a straight-line basis over the term of the commitment. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the term of the loan using the interest method.

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

     (i)  Office Premises and Equipment

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

          Closed facilities of the Company and its subsidiaries are carried at fair value. In the case of leased premises that are vacated by the Company, a liability is recorded representing the difference between the net present value

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


     of future lease payments and holding costs and the net present value of anticipated sublease income, if any, for the remaining term of the lease.

     (j)  Foreclosed Real Estate

          Real estate acquired through foreclosure is initially recorded at fair value less estimated disposal costs at the time of foreclosure. Subsequent to foreclosure, the Company charges current earnings with a provision for estimated losses when the carrying value of the collateral property exceeds its fair value. Gains or losses on the sale of real estate are recognized upon disposition of the property. Carrying costs such as maintenance and property taxes are expensed as incurred.

     (k)  Intangible Assets

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

     (l)  Mortgage Servicing Rights

          The Company purchases mortgage servicing rights separately and acquires mortgage servicing rights by purchasing or originating mortgage loans and selling those loans with servicing rights retained. Generally, purchased mortgage servicing rights are capitalized at the cost to acquire the rights and are carried at the lower of cost, net of accumulated amortization, or fair value. Originated mortgage servicing rights are capitalized based on the relative fair value of the servicing right to the fair value of the loan and the servicing right and are carried at the lower of the capitalized amount, net of accumulated amortization, or fair value.

          A portion of the cost of originating a mortgage loan is allocated to the mortgage servicing right based on its fair value. To determine the fair value of mortgage servicing rights, the Company uses market prices for comparable mortgage servicing contracts, when available, or alternatively uses a valuation model that calculates the present value of future net servicing income. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which include estimates of the cost of servicing, the discount rate, mortgage escrow earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

          Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of the mortgage servicing rights is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates. A decline in long-term interest rates generally results in an acceleration in mortgage loan prepayments.

          The Company measures the impairment of servicing rights based on the difference between the carrying amount and current fair value of the servicing rights. In determining impairment, the Company aggregates all mortgage servicing rights and stratifies them based on the predominant risk characteristics of interest rate, loan type and investor type. A valuation allowance is established for any excess of amortized cost over the current fair value, by risk stratification, by a charge to income.

          The Company employs hedging techniques through the use of interest rate floor contracts and principal-only swap agreements to reduce the sensitivity of its earnings and value of its servicing rights to declining interest rates and borrower prepayments as further discussed in note 17. The Company uses hedge accounting because mortgage servicing rights expose the Company to interest rate risk and at the inception and throughout the hedge period, high correlation of changes in the market value of the hedge instruments and the fair value of the mortgage servicing

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


     rights are probable so that the results of the hedge instruments will substantially offset the effects of interest rate changes on the mortgage servicing rights. If these requirements are not met, the hedge instruments are considered speculative and are marked to market with changes in market value reflected in current earnings.

          The premium paid by the Company on the interest rate floor contracts is amortized based on the option decay rate. Amounts receivable or payable under the principal-only swap agreements and amounts receivable under the interest rate floor contracts or terminated hedges are included in the carrying value of mortgage servicing rights and are amortized as part of the mortgage servicing rights basis.

     (m)  Gains/Losses on Sales of Mortgage Loans

          Mortgage loans are generally sold with the mortgage servicing rights retained by the Company. The carrying value of mortgage loans sold is reduced by the cost allocated to the associated mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. Deferred origination fees and expenses, net of commitment fees paid in connection with the sale of the loans, are recognized at the time of sale in the gain or loss determination.

     (n)  Servicing Fee Income

          Servicing fee income is recorded for fees earned for servicing mortgage loans under servicing agreements with Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), the Government National Mortgage Association ("GNMA"), and certain private investors. The fees are based on a contractual percentage of the outstanding principal balance or a fixed amount per loan and are recorded as income when received. The amortization of mortgage servicing rights is netted against servicing fee income.

     (o)  Interest Rate Swap Agreements

          The Bank is a party to various interest rate swap agreements as a means of managing its interest rate exposure relative to the Bank's FHLB advances. Amounts receivable or payable under these derivative financial instruments are recognized as adjustments to interest expense of the hedged liability (FHLB advances). Gains and losses on early termination of these agreements are included in the carrying amount of the related liability and amortized over the remaining term of the liability.

     (p)  Income Taxes

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

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


     deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (q)  Extraordinary Gain or Loss from Extinguishment of Debt

         During 1996, California Federal repurchased $44 million aggregate principal amount of the $50 million in 11.20% Senior Notes (as defined herein) assumed in the SFFed Acquisition resulting in an extraordinary loss of approximately $1.6 million, net of income taxes, on the early extinguishment of debt. During 1995, California Federal prepaid $250 million in FHLB advances resulting in an extraordinary gain of approximately $2.0 million, net of income taxes, on the early extinguishment of such borrowings.

     (r) Management's Use of Estimates

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (s) Reclassification

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

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


     requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This statement has no impact on the financial condition or results of operations of the Company, but does impact the Company's disclosure requirements. The Company adopted this statement effective October 1, 1997.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative informative for earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. This statement has no impact on the financial condition or results of operations of the Company, but will require changes in the Company's disclosure.

(5)  Supplemental Disclosure of Cash Flow Information (in thousands)

     Cash paid for interest for the years ended December 31, 1997, 1996 and 1995 was $1,459,676, $841,192, and $702,254, respectively.

     During the year ended December 31, 1997, noncash activity consisted of transfers from loans receivable and loans held for sale to foreclosed real estate of $179.6 million, $19.4 million of loans made to facilitate sales of real estate owned, and a contribution of capital through the redemption of Additional FN Holdings Preferred Stock of $1.9 million. In addition, $50.8 million was transferred from loans held for sale to mortgage-backed securities classified as trading securities upon the securitization of certain of the Bank's qualifying single-family loans.

     During the year ended December 31, 1996, noncash activity consisted of transfers from loans receivable and loans held for sale to foreclosed real estate of $109.8 million, $13.0 million of loans made to facilitate sales of real estate owned, the reclassification of certain consumer loans from loans held for sale (at lower of cost or market) to loans receivable totalling $27.7 million, a $46.8 million dividend paid in the form of a loan receivable from an affiliate and the issuance of additional FN Holdings preferred stock through preferred stock dividends to minority stockholders of $.8 million.

     During the year ended December 31, 1995, the Financial Accounting Standards Board issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the "Special Report"). The Special Report provided all entities an opportunity to reassess their ability and intent to hold securities to maturity and allowed a one time reclassification of securities from held-to-maturity to available-for-sale without "tainting" the remaining held-to-maturity securities. On December 29, 1995, the Company reclassified $1.5 billion and $231.8 million in carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from the respective held-to-maturity categories to securities available for sale. In addition, other noncash activity included $326.0 million of consumer loans reclassified from loans receivable to loans held for sale, transfers from loans receivable to foreclosed real estate of $79.6 million, and $376.3 million transferred from loans receivable to mortgage-backed securities held to maturity representing the securitization of certain of the Bank's qualifying single-family loans.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(6)  Securities Available for Sale

     At December 31, 1997 and 1996, securities available for sale and the related unrealized gain or loss consisted of the following (in thousands):

                                                                        December 31, 1997
                                                 --------------------------------------------------------------
                                                                                             Net
                                                   Amortized   Unrealized   Unrealized   Unrealized   Carrying
                                                     Cost         Gains       Losses        Gain       Value
                                                     ----         -----       ------        ----       -----
Marketable equity securities                       $     --       $ --        $  --         $ --      $     --
U.S. government and agency obligations              812,716        957         (588)         369       813,085
                                                   --------       ----        -----         ----      --------

         Total                                     $812,716       $957        $(588)         369      $813,085
                                                   ========       ====        =====                   ========
Minority interest - Hunter's Glen                                                            (65)
Estimated tax effect                                                                         (47)
                                                                                            ----
    Net unrealized holding gain
        in stockholder's equity                                                             $257
                                                                                            ====

                                                                        December 31, 1996
                                                 --------------------------------------------------------------
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
                                                                                          =======

     The following represents a summary of the amortized cost, carrying value and weighted average yield of securities available for sale with related maturities (dollars in thousands):

                                                              December 31, 1997
                                                     ------------------------------------
                                                                   Estimated     Weighted
                                                     Amortized       Fair         Average
                                                        Cost         Value         Yield
                                                        ----         -----         -----
Marketable equity securities                           $     --       $     --       --%
U.S. government and agency obligations:
     Maturing within 1 year                             107,771        107,680     5.92
     Maturing after 1 year but within 5 years           704,945        705,405     6.52
     Maturing after 5 years through 10 years                 --             --       --
                                                       --------       --------     ----
     Total                                             $812,716       $813,085     6.44%
                                                       ========       ========     ====

     At December 31, 1997, U.S. government and agency obligations available for sale of $78.2 million were pledged as collateral for various obligations.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


     Marketable equity securities available for sale at December 31, 1996 represented approximately 5.93% of the outstanding stock of Affiliated Computer Services ("ACS"), representing 2.24% of the voting power with a cost basis of $27 million. The ACS stock represents the only marketable equity security classified as available for sale at December 31, 1996. Pursuant to the terms of a settlement agreement dated June 17, 1991 between the Bank, ACS, and the Federal Deposit Insurance Corporation ("FDIC"), the FDIC was entitled to share in a defined portion of the proceeds from the sale of the stock, which, at December 31, 1995, approximated $34.5 million, and which was recorded in other liabilities. On June 28, 1996, the Bank sold 2,000,000 shares of its investment in common stock of ACS for gross proceeds totalling $92.3 million from which it satisfied its full obligation to the FDIC. A pre-tax gain of $40.4 million resulted from this transaction and was recorded as a gain on sale of assets in the 1996 consolidated statement of income. The Bank's remaining shares of ACS stock were sold in October 1997, resulting in a pre-tax gain of approximately $25.0 million.

(7)  Securities Held to Maturity

     At December 31, 1997 and 1996 securities held to maturity consist of the following (in thousands):

                                                             December 31, 1997
                                             ---------------------------------------------------
                                             Amortized   Unrealized      Unrealized    Estimated
                                               Cost         Gains          Losses     Fair Value
                                               ----         -----          ------     ----------
Municipal securities                          $   170       $  --           $ --      $     170
Commercial paper                               58,129          --             --         58,129
                                              -------       -----           ----        -------
     Total                                    $58,299       $  --           $ --        $58,299
                                              =======       =====           ====        =======

                                                             December 31, 1996
                                             --------------------------------------------------
                                             Amortized   Unrealized    Unrealized     Estimated
                                               Cost         Gains        Losses      Fair Value
                                               ----         -----        ------      ----------
Municipal securities                           $  190         $--           $ --        $  190
U.S. government and agency
     obligations                                3,800          15             --         3,815
Commercial paper                                  282          --             --           282
                                               ------         ---           ----        ------
     Total                                     $4,272         $15           $ --        $4,287
                                               ======         ===           ====        ======

     The weighted average stated interest rates on securities held to maturity were 5.32% and 6.85% at December 31, 1997 and 1996, respectively.

     The following represents a summary of the carrying values (amortized cost), estimated fair values, and weighted average yield of securities held to maturity with related maturities (dollars in thousands):

                                                           December 31, 1997
                                                  ----------------------------------
                                                               Estimated    Weighted
                                                  Amortized      Fair        Average
                                                     Cost        Value        Yield
                                                     ----        -----        -----
Municipal securities:
     Maturing within 1 year                         $    --     $    --          --%
     Maturing after 1 year but within 5 years            --          --          --
     Maturing after 10 years                            170         170        8.25
Commercial paper:
     Maturing within 1 year                          58,129      58,129        5.31
                                                    -------     -------        ----
     Total                                          $58,299     $58,299        5.32%
                                                    =======     =======        ====

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(8)  Mortgage-Backed Securities Available for Sale

     At December 31, 1997 and 1996, mortgage-backed securities available for sale and the related unrealized gain or loss consisted of the following (in thousands):

                                                                       December 31, 1997
                                                  --------------------------------------------------------------
                                                                                           Net
                                                   Amortized   Unrealized  Unrealized   Unrealized    Carrying
                                                     Cost        Gains       Losses        Gain         Value
                                                     ----        -----       ------        ----         -----
GNMA                                               $  249,023   $ 2,710    $     --       $ 2,710     $  251,733
FNMA                                                2,408,173    17,519      (5,923)       11,596      2,419,769
FHLMC                                               1,197,867    20,097        (548)       19,549      1,217,416
Other MBS                                             574,625     5,371        (111)        5,260        579,885
Collateralized mortgage obligations                   606,965     2,698      (1,868)          830        607,795
                                                   ----------   -------    --------       -------     ----------
         Total                                     $5,036,653   $48,395    $ (8,450)       39,945     $5,076,598
                                                   ==========   =======    ========                   ==========
Minority interest - Hunter's Glen                                                          (6,968)
Estimated tax effect                                                                       (5,105)
                                                                                          -------
     Net unrealized holding gain
         in stockholder's equity                                                          $27,872
                                                                                          =======

                                                                       December 31, 1997
                                                  --------------------------------------------------------------
                                                                                           Net
                                                   Amortized   Unrealized  Unrealized   Unrealized    Carrying
                                                     Cost        Gains       Losses        Gain         Value
                                                     ----        -----       ------        ----         -----
GNMA                                               $   67,130   $   652     $   (95)      $   557     $   67,687
FNMA                                                  523,894     5,113      (5,042)           71        523,965
FHLMC                                                 626,267    17,115        (310)       16,805        643,072
Collateralized mortgage obligations                   364,675       497      (1,244)         (747)       363,928
                                                   ----------   -------     -------      --------     ----------
         Total                                     $1,581,966   $23,377     $(6,691)       16,686     $1,598,652
                                                   ==========   =======     =======                   ==========
Minority interest - Hunter's Glen                                                          (3,004)
Estimated tax effect                                                                       (1,669)
                                                                                         --------
     Net unrealized holding gain
         in stockholder's equity                                                          $12,013
                                                                                         ========

     The following represents a summary of the amortized cost, carrying value and weighted average yield of mortgage-backed securities available for sale (dollars in thousands):

                                                              December 31, 1997
                                                  -----------------------------------------
                                                                   Estimated      Weighted
                                                  Amortized           Fair        Average
                                                    Cost             Value         Yield
                                                    ----             -----         -----
GNMA                                              $  249,023       $  251,733      7.09%
FNMA                                               2,408,173        2,419,769      6.99
FHLMC                                              1,197,867        1,217,416      7.49
Other MBS                                            574,625          579,885      6.93
Collateralized mortgage obligations                  606,965          607,795      6.80
                                                  ----------       ----------      ----
         Total                                    $5,036,653       $5,076,598      7.08%
                                                  ==========       ==========      ====


     The weighted average stated interest rates on mortgage-backed securities available for sale were 7.16% and 7.27% at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, mortgage-backed securities available

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


for sale included securities totalling $1.4 billion and $53.0 million, respectively, which resulted from the securitization of certain qualifying mortgage loans from the Bank's, Old California Federal's and San Francisco Federal's loan portfolios.

     At December 31, 1997 and 1996, mortgage-backed securities available for sale included $4.6 billion and $1.1 billion respectively, of variable-rate securities.

     At December 31, 1997, mortgage-backed securities available for sale of $4.1 billion were pledged as collateral for various obligations as further discussed in notes 19, 20 and 31. Further, at December 31, 1997, mortgage-backed securities available for sale with a carrying value of $28.8 million were pledged to FNMA associated with the sales of certain securitized multi-family loans.

(9)  Mortgage-Backed Securities Held to Maturity

     At December 31, 1997 and 1996, mortgage-backed securities held to maturity consist of the following (in thousands):

                                                                  December 31, 1997
                                                 ----------------------------------------------------
                                                  Amortized    Unrealized  Unrealized    Estimated
                                                    Cost         Gains       Losses      Fair Value
                                                    ----         -----       ------      ----------
FHLMC                                             $  317,766      $15,364     $ --        $  333,130
FNMA                                               1,017,835       20,048       --         1,037,883
Other mortgage-backed securities                       2,276           --       --             2,276
                                                  ----------      -------     ----        ----------
     Total                                        $1,337,877      $35,412     $ --        $1,373,289
                                                  ==========      =======     ====        ==========

                                                                  December 31, 1996
                                                 ----------------------------------------------------
                                                  Amortized    Unrealized  Unrealized    Estimated
                                                    Cost         Gains       Losses      Fair Value
                                                    ----         -----       ------      ----------
FHLMC                                             $  405,488    $14,811       $ --       $  420,299
FNMA                                               1,214,002     17,444        (70)       1,231,376
Other mortgage-backed securities                       2,172         --         --            2,172
                                                  ----------    -------       ----       ----------
    Total                                         $1,621,662    $32,255       $(70)      $1,653,847
                                                  ==========    =======       ====       ==========

      The following represents a summary of the amortized cost, carrying value and weighted average yield of mortgage-backed securities held to maturity (dollars in thousands):

                                                                       December 31, 1997
                                                        ---------------------------------------------
                                                                            Estimated        Weighted
                                                          Amortized           Fair            Average
                                                            Cost              Value            Yield
                                                            ----              -----            -----
     FHLMC                                              $  317,766        $  333,130           8.17%
     FNMA                                                1,017,835         1,037,883           7.03
     Other mortgage-backed securities                        2,276             2,276           8.27
                                                        ----------        ----------           ----
         Total                                          $1,337,877        $1,373,289           7.30%
                                                        ==========        ==========           ====

     The weighted average stated interest rates on mortgage-backed securities held to maturity were 7.33% and 7.06% at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, mortgage-backed securities held to maturity included variable rate securities totalling $1.3 billion and $1.6 billion, respectively, which resulted from the securitization with FNMA and FHLMC of certain qualifying mortgage loans from the Bank's, Old California Federal's and San Francisco Federal's loan portfolios with full recourse to the Bank.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


      At December 31, 1997, mortgage-backed securities held to maturity of $1.3 billion were pledged as collateral for various obligations as further discussed in notes 19, 20 and 31.

(10)         Loans Receivable, Net

     At December 31, 1997 and 1996 loans receivable, net, included the following (in thousands):

Real estate loans:                                    1997               1996
                                                      ----               ----
1-4 unit residential                             $ 14,071,258      $  6,117,974
5+ unit residential                                 3,035,195         2,163,992
Commercial                                          2,145,634         1,977,732
Construction                                            3,737            11,242
Land                                                    4,766            11,074
                                                 ------------      ------------
                                                   19,260,590        10,282,014
Undisbursed loan funds                                 (2,714)           (4,669)
                                                 ------------      ------------
     Total real estate loans                       19,257,876        10,277,345
                                                 ------------      ------------
Equity-line loans                                     354,966           243,011
Other consumer loans                                  320,599            55,016
Commercial loans                                        8,370            29,651
                                                 ------------      ------------
Total consumer and other loans                        683,935           327,678
                                                 ------------      ------------
Total loans receivable                             19,941,811        10,605,023
Deferred fees and unearned premiums                    47,219             4,740
Allowance for loan losses                            (439,233)         (246,556)
Purchase accounting discounts, net                   (125,387)         (150,624)
                                                 ------------      ------------
Total loans receivable, net                      $ 19,424,410      $ 10,212,583
                                                 ============      ============

     The Bank's lending activities are principally conducted in California, New York, Texas and Florida.

     At December 31, 1997, $11.2 billion in residential loans were pledged as collateral for FHLB advances as further discussed in note 20.

     As a result of the FN and the Cal Fed Acquisitions, the Bank assumed obligations for certain loans sold with recourse. The outstanding balances of loans sold with recourse at December 31, 1997 totalled $2.8 billion. No loans were sold with recourse during the years ended December 31, 1997, 1996 and 1995. The Bank evaluates the credit risk of loans sold with recourse and, if necessary, records a liability (other liabilities) for estimated losses related to these potential obligations. At December 31, 1997, such liability totalled $52.4 million.

     The following table indicates the carrying value of loans which have been placed on nonaccrual status as of the dates indicated (in thousands):

Nonaccrual loans:                                           At December 31,
                                                       -------------------------
  Real estate loans:                                     1997             1996
                                                         ----             ----
    1-4 unit residential                               $164,923         $146,283
    5+ unit residential                                  12,128           12,713
    Commercial and other                                  6,240            9,406
    Construction                                          1,560              788
                                                       --------         --------
         Total real estate                              184,851          169,190
Non-real estate                                           7,344            3,032
                                                       --------         --------
         Total nonaccrual loans                        $192,195         $172,222
                                                       ========         ========

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


     The following table indicates the carrying value of loans classified as troubled debt restructuring, as of December 31, 1997 and 1996 (in thousands):

                                                              At December 31,
                                                         -----------------------
                                                           1997            1996
                                                           ----            ----
1-4 unit residential                                     $ 2,471         $ 3,113
5+ unit residential                                        6,718          55,642
Commercial and other real estate                          26,296          28,754
                                                         -------         -------
     Total restructured loans                            $35,485         $87,509
                                                         =======         =======

     At December 31, 1997, the Company's loan portfolio totalling $19.9 billion is concentrated in California. The financial condition of the Company is subject to general economic conditions such as the volatility of interest rates and real estate market conditions and, in particular, to conditions in the California residential real estate market. Any downturn in the economy generally, and in California in particular, could reduce real estate values. An increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, in the event interest rates rise or real estate market values decline, particularly in California, the Company and the Bank may find it difficult to maintain its asset quality and may require additional allowances for loss above the amounts currently estimated by management.

     For nonaccrual loans and loans classified as troubled debt restructurings, the following table summarizes the interest income recognized ("Recognized") and total interest income that would have been recognized had the borrowers performed under the original terms of the loans ("Contractual") for the years ended December 31, 1997 and 1996 (in thousands).

                                   December 31, 1997         December 31, 1996
                                ------------------------  ------------------------
                                Recognized   Contractual  Recognized   Contractual
                                ----------   -----------  ----------   -----------
Restructured loans                $ 3,532      $ 3,583      $12,977      $13,430
Nonaccrual loans                    6,779       15,880        4,860       13,752
                                  -------      -------      -------      -------
                                  $10,311      $19,463      $17,837      $27,182
                                  =======      =======      =======      =======

     At December 31, 1997 and 1996, the Bank and its wholly-owned subsidiary, FGB Realty Advisors, Inc., managed principally non-performing loan and asset portfolios totalling $1.2 million and $1.0 billion, respectively, for investors. During 1997, substantially all the asset management and disposition contracts held by FGB Realty Advisors, Inc. have expired, and operations of the subsidiary have substantially ceased. Revenues related to such activities are included in management fees in the accompanying statements of income.

     Activity in the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995 is summarized as follows (in thousands):

                                           1997           1996           1995
                                           ----           ----           ----
Balance - beginning of year             $ 246,556      $ 210,484      $ 202,780
Purchases, net                            164,378         38,486             --
Provision for loan losses                  79,800         39,600         37,000
Charge-offs                               (56,124)       (44,785)       (32,344)
Recoveries                                  4,623          2,771          3,048
                                        ---------      ---------      ---------
Balance - end of year                   $ 439,233      $ 246,556      $ 210,484
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

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


conditions of such loan were at least as favorable to FN Holdings as might have been obtained in a similar transaction with an unaffiliated party. On May 15, 1996, FN Holdings distributed the Promissory Note to Parent Holdings as a partial redemption of and dividends on class C common stock. Parent Holdings distributed the Promissory Note in the form of a dividend to an affiliate.

     During 1996 FN Holdings loaned approximately $19 million to an affiliate. Such loan accrued interest at the rate of 14%, and was an unsecured subordinated obligation of the borrower, which obligation to FN Holdings was evidenced by a promissory note. Management believes that the terms and conditions of such loan were at least as favorable to FN Holdings as might have been obtained in a similar transaction with an unaffiliated party. On January 3, 1997, such loan, together with the accrued interest thereon, was repaid.

(11) Impaired Loans

     At December 31, 1997 and 1996, the carrying value of loans that are considered to be impaired totalled $110.1 million and $102.1 million respectively (of which $18.6 million and $22.6 million, respectively, were on nonaccrual status). The average recorded investment in impaired loans during the years ended December 31, 1997, 1996 and 1995 was approximately $112.9 million, $103.7 million and $125.5 million, respectively. For the years ended December 31, 1997, 1996 and 1995, the Company recognized interest income on those impaired loans of $10.5 million, $10.7 million and $12.9 million, respectively, which included $.6 million, $.3 million and $.2 million, respectively, of interest income recognized using the cash basis method of income recognition.

     Generally, specific allowances for loan losses relative to impaired multi-family and commercial real estate loans, which comprised the majority of impaired loans, have not been established. Generally, the carrying value of such loans, net of purchase accounting adjustments, does not exceed the loans' related collateral values less estimated selling costs. There have been no significant multi-family or commercial real estate loans originated since October 1, 1994.

(12) Put Agreement

     In connection with the FN Acquisition, the Bank assumed generally the same rights under an agreement ("Put Agreement") Old FNB had with Granite Management and Disposition, Inc. ("Granite"), an indirect subsidiary of Ford Motor, whereby Old FNB had the option to sell ("put") to Granite, on a quarterly basis, up to approximately $500 million of certain assets, primarily non-performing commercial real estate loans and residential mortgage loans with an original principal balance greater than $250,000. The Put Agreement expired on November 30, 1996. The aggregate purchase price of assets "put" to Granite equals $500 million, including assets "put" to Granite by Old FNB through October 3, 1994. Granite purchased these assets for an amount equal to the assets' outstanding principal balance, accrued interest and certain other expenses.

(13) Receivables from the FSLIC/RF - Covered Assets

     As part of First Gibraltar's 1988 acquisition of the five Closed Associations, it entered into an assistance agreement (the "Assistance Agreement") with the FSLIC. Assets subject to the Assistance Agreement were known as "Covered Assets." The Assistance Agreement generally provided for guaranteed yield amounts to be paid on the book value of the Covered Assets, and paid the Bank for 90% of the losses incurred upon disposition of the Covered Assets ("Capital Loss Coverage").

     In June 1995, the FDIC, as manager of the FSLIC Resolution Fund ("FSLIC/RF"), as successor to the FSLIC, exercised its rights under the Assistance Agreement to purchase substantially all of the remaining Covered Assets as of June 1, 1995 at the fair market value of such assets and further purchased additional assets from the remaining Covered Asset portfolio in September 1995 (the "FDIC Purchase"). Any losses sustained by the Bank as a result of the FDIC Purchase were reimbursed under the Capital Loss Coverage provision of the Assistance Agreement. Proceeds from this transaction were reinvested in the normal course of business.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


     On August 19, 1996, the Bank and the FSLIC/RF executed an agreement which resulted in the termination of the Assistance Agreement. As a result of the agreement, the FSLIC/RF paid the Bank the remaining Covered Asset balance of $39 million and, among other things, assumed the responsibility for the disposition of several litigation matters involving Covered Assets which had been retained by the Bank following the FDIC Purchase. In connection with the agreement, a pre-tax gain of $25.6 million was recorded.

(14) Investment in FHLB

     The Company's investment in FHLB stock is carried at cost. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in the FHLB in an amount equal to the greater of (i) 1% of the aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (ii) .3% of total assets, or (iii) 5% of its advances (borrowings) from the FHLB of San Francisco. The Bank was in compliance with this requirement at December 31, 1997 and 1996. At December 31, 1997, the Bank's investment in FHLB stock was pledged as collateral for FHLB advances as further discussed in note 20.

(15) Office Premises and Equipment, Net

     Office premises and equipment, net, at December 31, 1997 and 1996 is summarized as follows (dollars in thousands):

                                                                                                Estimated
                                                                                           Depreciable Lives at
                                                                  1997          1996        December 31, 1997
                                                                  ----          ----        -----------------
     Land                                                       $ 29,942      $ 19,084              --
     Buildings and leasehold improvements                         74,141        40,103              25
     Furniture and equipment                                      85,519        50,559               6
     Construction in progress                                      5,253        10,601              --
                                                               ---------      --------
                                                                 194,855       120,347
     Accumulated depreciation and amortization                   (35,506)      (20,183)
                                                                --------      --------
             Total office premises and equipment, net           $159,349      $100,164
                                                                ========      ========

     Depreciation and amortization expense related to office premises and equipment for the years ended December 31, 1997, 1996 and 1995 totalled $16.8 million, $10.9 million and $8.9 million, respectively.

     California Federal rents certain office premises and equipment under long-term, noncancelable operating leases expiring at various dates through 2029. Rental expense under such operating leases, included in occupancy and equipment expense, for the years ended December 31, 1997, 1996 and 1995 totalled $29.6 million, $19.3 million and $22.6 million, respectively. Rental income from subleasing agreements for the years ended December 31, 1997, 1996 and 1995 totalled $2.0 million, $1.6 million and $2.2 million, respectively. At December 31, 1997, the projected minimum rental commitments, net of sublease agreements, under terms of the leases were as follows (in thousands):

                                                 Cash              Effect on
     Year ended                               Commitment          Net Income
     ----------                               ----------          ----------
     1998                                      $ 31,218             $20,973
     1999                                        31,085              18,602
     2000                                        30,264              15,970
     2001                                        27,914              10,492
     2002                                        24,471               6,714
     Thereafter                                 116,193              24,480
                                               --------             -------
          Total                                $261,145             $97,231
                                               ========             =======

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


     The effect of lease commitments on net income is different from the cash commitment primarily as a result of lease commitments assumed in acquisitions with related purchase accounting adjustments.

(16) Accrued Interest Receivable

     Accrued interest receivable at December 31, 1997 and 1996 is summarized as follows (in thousands):

                                                            1997           1996
                                                            ----           ----
Cash and cash equivalents and securities                 $ 10,832       $  8,399
Mortgage-backed securities                                 43,700         24,110
Loans receivable and loans held for sale                  133,671         73,525
                                                         --------       --------
    Total accrued interest receivable                    $188,203       $106,034
                                                         ========       ========

(17) Mortgage Servicing Rights

     The following is a summary of activity for mortgage servicing rights ("MSRs") and the hedge against the change in value of the mortgage servicing rights ("MSR Hedge") for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                                                 MSR
                                                                    MSR         Hedge         Total
                                                                    ---         -----         -----
Balance at December 31, 1994                                     $  86,840    $      --    $  86,840
     Additions from Maryland Acquisition                            76,369           --       76,369
     Additions from Lomas 1995 Purchase                             93,362           --       93,362
     Additions - other                                              18,676           --       18,676
     Amortization                                                  (33,892)          --      (33,892)
                                                                 ---------    ---------    ---------
Balance at December 31, 1995                                       241,355           --      241,355
     Additions from Lomas 1996 Purchase                            105,029           --      105,029
     Additions from SFFed Acquisition                               16,000           --       16,000
     Additions from Home Federal Acquisition                         3,060           --        3,060
     Originated servicing                                           81,028           --       81,028
     Additions - other                                              64,421           --       64,421
     Premiums paid for  interest rate floor contracts                   --        3,509        3,509
     Payments received under interest rate floor contracts              --          (13)         (13)
     Net paid under principal-only swap agreements                      --          284          284
     Amortization                                                  (90,706)        (275)     (90,981)
                                                                 ---------    ---------    ---------
Balance at December 31, 1996                                       420,187        3,505      423,692
     Additions from Cal Fed Acquisition                             44,497           --       44,497
     Additions from Weyerhaeuser Purchase                           41,949           --       41,949
     Originated servicing                                          120,465           --      120,465
     Additions - other                                              27,939           --       27,939
     Sales - Servicing Sale                                        (16,792)          --      (16,792)
     Sales - other                                                      (4)          --           (4)
     Premiums paid for interest rate floor contracts                    --        7,088        7,088
         Payments received under interest rate floor contracts          --         (471)        (471)
     Net received under principal-only swap agreements                  --       (1,378)      (1,378)
     Amortization                                                 (106,972)      (3,310)    (110,282)
                                                                 ---------    ---------    ---------
Balance at December 31, 1997                                     $ 531,269    $   5,434    $ 536,703
                                                                 =========    =========    =========

     At December 31, 1997, 1996 and 1995, the outstanding balances of 1-4 unit residential loan participations, whole loans and mortgage pass-through securities serviced for other investors by FNMC totalled $46.6 billion, $43.1 billion

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


and $28.6 billion, respectively. In addition, FNMC had $6.2 billion, $5.7 billion and $3.0 billion of master servicing at December 31, 1997, 1996 and 1995, respectively.

     The estimated fair value of the MSRs was $647 million and $529 million at December 31, 1997 and 1996, respectively. The estimated market value of interest rate floor contracts and swaps designated as hedges against MSRs at December 31, 1997 was $18.0 million and $13.5 million, respectively. At December 31, 1997 and 1996, no allowance for impairment of the MSRs was necessary.

     A decline in long-term interest rates generally results in an acceleration of mortgage loan prepayments. Higher than anticipated levels of prepayments generally cause the accelerated amortization of mortgage servicing rights and generally will result in a reduction of the market value of the mortgage servicing rights and in the Company's servicing fee income. To reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company hedged the change in value of its servicing rights based on changes in interest rates.

     At December 31, 1997, the Company, through FNMC, was a party to several interest rate floor contracts maturing from October 2001 through June 2002. The Company paid counterparties a premium in exchange for cash payments in the event that the 10-year Constant Maturity Treasury rate falls below the strike prices. At December 31, 1997, the notional amount of the interest rate floors was $970 million and the strike prices were between 5.0% and 6.5%. In addition, the Company, through FNMC, entered into principal-only swap agreements with a notional amount of $99 million.

     At December 31, 1997 and 1996, servicing advances and other receivables related to 1-4 unit residential loan servicing, net of valuation allowances of $43.2 million and $12.7 million in 1997 and 1996, respectively, (included in other assets) consisted of the following (in thousands):

                                                        1997              1996
                                                        ----              ----
Servicing advances                                     $160,266         $152,465
Checks in process of collection                             157           55,601
Other                                                     6,555           23,704
                                                       --------         --------
                                                       $166,978         $231,770
                                                       ========         ========

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(18) Deposits

     A summary of deposits carrying values at December 31, 1997 and 1996 follows (in thousands):

                                                       1997              1996
                                                       ----              ----
Passbook accounts                                  $ 2,161,967       $   840,685
Demand deposits:
    Interest-bearing                                 1,149,294           509,788
    Noninterest-bearing                              1,179,344           729,648
Money market deposit accounts                        1,269,540           881,285
Term accounts                                       10,389,507         5,502,902
                                                   -----------       -----------
                                                    16,149,652         8,464,308
Accrued interest payable                                51,538            31,901
Purchase accounting adjustments                          1,415             5,674
                                                   -----------       -----------
Total deposits                                     $16,202,605       $ 8,501,883
                                                   ===========       ===========

     The aggregate amount of jumbo certificates of deposit (term deposits) with a minimum denomination of $100,000 was approximately $2 billion and $868 million at December 31, 1997 and 1996, respectively. Brokered certificates of deposit totalling $363 million and $470 million were included in deposits at December 31, 1997 and 1996, respectively. Total deposits at December 31, 1997 and 1996 include escrow balances for loans serviced for others of $702 million and $550 million, respectively.

     A summary of interest expense by deposit category for the years ended December 31, 1997, 1996 and 1995 follows (in thousands):

                                                1997         1996         1995
                                                ----         ----         ----
Passbook accounts                             $ 68,408     $ 31,418     $ 14,668
Interest-bearing demand deposits                12,331        5,398        6,953
Money market deposit accounts                   50,152       32,073       50,847
Term accounts                                  616,094      350,285      374,891
                                              --------     --------     --------
                                              $746,985     $419,174     $447,359
                                              ========     ========     ========

     At December 31, 1997, term accounts had scheduled maturities as follows (in thousands):

         1998                        $ 7,794,543
         1999                          2,065,788
         2000                            219,650
         2001                            131,782
         2002                            166,384
         Thereafter                       11,360
                                     -----------
                                     $10,389,507
                                     ===========

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(19) Securities Sold Under Agreements to Repurchase

     A summary of information regarding securities sold under agreements to repurchase as of December 31, 1997 and 1996 follows (dollars in thousands):

                                                                             December 31, 1997
                                                             ---------------------------------------------------
                                                              Underlying Collateral        Repurchase Liability
                                                             ------------------------    -----------------------
                                                             Recorded       Market                     Interest
                                                             Value (i)       Value          Amount       Rate
                                                             ---------       -----          ------       ----
      Maturing within 30 days                                $       --    $      --      $       --       --%
      Maturing 30 days to 90 days                             1,848,385     1,859,169      1,774,950     5.75
      Maturing 90 days to 1 year                                 62,909        63,532         53,920     6.59
      Maturing over 1 year                                           --            --             --       --
                                                             ----------    ----------     ----------
         Total (ii)                                           1,911,294     1,922,701      1,828,870
      Purchase accounting adjustment                               (424)           --             99
      Accrued interest payable                                       --            --         13,473
                                                             ----------    ----------     ----------
                                                             $1,910,870    $1,922,701     $1,842,442
                                                             ==========    ==========     ==========

                                                                             December 31, 1996
                                                             ---------------------------------------------------
                                                              Underlying Collateral        Repurchase Liability
                                                             ------------------------    -----------------------
                                                             Recorded       Market                     Interest
                                                             Value (i)       Value          Amount       Rate
                                                             ---------       -----          ------       ----
     Maturing within 30 days                               $  626,260      $ 633,615      $  609,949     5.61%
     Maturing 30 days to 90 days                              573,904        585,767         550,409     5.48
     Maturing 90 days to 1 year                               342,531        345,599         350,000     6.97
     Maturing over 1 year                                      67,845         68,203          53,920     6.59
                                                           ----------      ---------      ----------
         Total (ii)                                         1,610,540      1,633,184       1,564,278
   Purchase accounting adjustment                               2,578             --             755
   Accrued interest payable                                        --             --          18,354
                                                           ----------      ---------      ----------
                                                           $1,613,118     $1,633,184      $1,583,387
                                                           ==========     ==========      ==========

    (i) Recorded value includes accrued interest at December 31, 1997 and 1996. In addition, the recorded values at December 31, 1997 and 1996 include adjustments for the unrealized gain or loss on mortgage-backed securities available for sale.
   (ii) Total mortgage-backed securities collateral at December 31, 1997 and 1996 includes $.6 billion and $1.1 billion, respectively, in outstanding balances of loans securitized with full recourse to the Bank. The market value of such collateral was $.6 billion and $1.1 billion at December 31, 1997 and 1996, respectively.

     At December 31, 1997 and 1996, these agreements had weighted average stated interest rates of 5.78% and 5.90%, respectively. The underlying securities were delivered to, and are being held under the control of, third party securities dealers. These dealers may have loaned the securities to other parties in the normal course of their operations, but all agreements require the dealers to resell to California Federal the identical securities at the maturities of the agreements. The average daily balance of securities sold under agreements to repurchase was $2.5 billion and $2.1 billion during 1997 and 1996, respectively, and the maximum amount outstanding at any month-end during these periods was $3.1 billion and $2.7 billion, respectively.

     At December 31, 1997, securities sold under agreements to repurchase were collateralized with $1.9 billion of mortgage-backed securities.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(20) Borrowings

     Borrowings at December 31, 1997 and 1996 are summarized as follows (dollars in thousands):

                                                         1997                          1996
                                             ---------------------------  ---------------------------
                                               Carrying          Average     Carrying         Average
                                                 Value            Rate         Value           Rate
                                                 -----            ----         -----           ----
Fixed-rate borrowings from FHLB              $  5,447,168         5.88%   $  3,564,953         5.93%
Variable-rate borrowings from FHLB              4,074,182         5.95         854,486         5.67
12 1/2% Senior notes                              455,000        12.50         455,000        12.50
10% Subordinated debentures due 2006               92,100        10.00          92,100        10.00
11.20% Senior notes                                 6,000        11.20           6,000        11.20
12 1/4% Senior notes                              200,000        12.25         200,000        12.25
9 1/8% Senior subordinated notes                  140,000         9.13         140,000         9.13
10 5/8% Senior subordinated notes                 575,000        10.63              --           --
10.668% Subordinated notes                         50,000        10.67              --           --
6 1/2% Convertible subordinated debentures          2,633         6.50              --           --
10% Subordinated debentures due 2003                4,299        10.00              --           --
Federal funds purchased                           130,000         6.50          25,000         7.50
Other borrowings                                      570         8.89             885         8.54
                                             ------------        -----    ------------        -----
       Total borrowings                        11,176,952         6.64       5,338,424         6.85
Discount on 12 1/2% Senior notes                   (3,907)          --          (4,651)          --
Accrued interest payable                           58,682           --          32,797           --
Purchase accounting adjustments, net                  803           --          (1,676)          --
                                             ------------        -----    ------------        -----
                                             $ 11,232,530         6.60%   $  5,364,894         6.85%
                                             ============        =====    ============        =====

     Maturities and weighted average stated interest rates of borrowings at December 31, 1997, not including accrued interest payable or purchase accounting adjustments, are as follows (dollars in thousands):

                                                                     Weighted
                                       Balances Maturing          Average Rates
                                    -------------------------   ----------------
   Maturities during the Years          FHLB        Other        FHLB     Other
        Ending December 31              ----        -----        ----     -----
        ------------------
               1998                  $5,263,042   $  180,148     5.88%     7.66%
               1999                   3,090,430           64     5.94      8.90
               2000                   1,150,000           33     5.93      9.50
               2001                      10,833      202,633     6.50     12.18
               2002                       5,000            8     6.94      7.00
            Thereafter                    2,045    1,272,716     7.83     11.09
                                     ----------   ----------     ----     -----
               Total                 $9,521,350   $1,655,602     5.91%    10.85%
                                     ==========   ==========     ====     =====

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


     Interest expense on borrowings for the years ended December 31, 1997, 1996 and 1995 is summarized as follows (in thousands):

                                                1997         1996         1995
                                                ----         ----         ----
FHLB advances                                $ 443,966    $ 221,017    $ 139,051
Interest rate swap agreements                  (10,743)     (11,532)     (15,177)
12 1/2% Senior notes                            57,613       40,494           --
10% Subordinated debentures due 2006             9,210        9,210        9,210
11.20% Senior notes                                672        3,641           --
12 1/4% Senior notes                            24,500       24,504       24,500
9 1/8% Senior subordinated notes                12,775       11,739           --
10 5/8% Senior subordinated notes               60,648           --           --
10.668% Subordinated notes                       5,291           --           --
6 1/2% Convertible subordinated debentures         172           --           --
10% Subordinated debentures due 2003               418           --           --
Federal funds purchased                          5,300        3,529        2,268
Other borrowings                                   434          199        1,403
Purchase accounting adjustments                    629        6,039       21,244
                                             ---------    ---------    ---------
      Total                                  $ 610,885    $ 308,840    $ 182,499
                                             =========    =========    =========

     The following is a summary of the carrying value of assets pledged as collateral for FHLB advances at December 31, 1997 (in thousands):

Real estate loans (primarily residential)   $11,183,138
Mortgage-backed securities                    3,544,108
FHLB stock                                      468,191
                                            -----------
     Total                                  $15,195,437

     12 1/2% Senior Notes Due 2003

     On April 17, 1996, Parent Holdings issued $455 million of its 12 1/2% Senior Notes ("12 1/2% Senior Notes"). The notes will mature on April 15, 2003, with interest payable semiannually on April 15 and October 15 of each year. Deferred issuance costs associated with the issuance of the 12 1/2% Senior Notes totalling $18.1 million were recorded in other assets and are being amortized using the interest method over the term of the 12 1/2% Senior Notes. The 12 1/2% Senior Notes were issued with a $5.2 million discount that is included in the carrying value of the liability and is being accreted using the interest method over the term of the 12 1/2% Senior Notes.

     The 12 1/2% Senior Notes are redeemable at the option of the Company, in whole or in part at the following redemption prices: (i) on or after April 15, 2000, at 106.25% of the principal amount thereof, plus accrued interest and unpaid interest to the date of redemption, (ii) on or after April 15, 2001, at 103.125% of the principal amount thereof, plus accrued interest and unpaid interest to the date of redemption, and (iii) thereafter, at 100% of the principal amount thereof, plus accrued interest and unpaid interest to the date of redemption. In addition, at any time prior to April 15, 2000, the 12 1/2% Senior Notes may be redeemed at the option of the Company, in whole but not in part, at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus the applicable premium.

     The 12 1/2% Senior Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all future senior debt of the Company, if any is issued, and senior to all future subordinated debt of the Company, if any is issued.

     Parent Holdings is a holding company, and therefore, the 12 1/2% Senior Notes are subordinated to (i) all existing and future liabilities, including deposits, indebtedness and trade payables of its subsidiaries, including FN Holdings and

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


the Bank, and (ii) all preferred stock issued by its subsidiaries, including the Bank Preferred Stock (as defined herein) and the FN Holdings Preferred Stock. The 12 1/2% Senior Notes are also subordinated to the obligations of FN Holdings under the tax-sharing agreement between and among the Bank, FN Holdings and Mafco Holdings.

     The terms and conditions of the indenture and the FN Holdings indentures impose restrictions that affect, among other things, the ability of the Company or FN Holdings, as the case may be, to incur debt, pay dividends or make distributions, engage in a business other than holding the common stock of FN Holdings, in the case of the Company, or of California Federal Bank and similar banking institutions, in the case of FN Holdings, make acquisitions, create liens, sell assets and make certain investments.

12 1/4% Senior Notes Due 2001

     In connection with the FN Acquisition, FN Holdings issued $200 million principal amount of 12 1/4% Senior Notes ("12 1/4% Senior Notes"), including $5.5 million principal amount of 12 1/4% Senior Notes to certain directors and officers of the Bank. The notes will mature on May 15, 2001 with interest payable semiannually on May 15 and November 15. Deferred issuance costs associated with the 12 1/4% Senior Notes' issuance totalling $9.9 million were recorded in other assets and are being amortized over the term of the 12 1/4% Senior Notes.

     The notes are redeemable at the option of FN Holdings, in whole or in part, during the 12-month period beginning May 15, 1999, at a redemption price of 106.125% plus accrued interest to the date of redemption, and thereafter at 100% plus accrued interest. The notes are subordinated to all existing and future liabilities, including deposits and other borrowings of the Bank, and to the 11 1/2% Preferred Stock (as defined herein).

     The terms and conditions of the 12 1/4% Senior Notes indenture impose restrictions that affect, among other things, the ability of FN Holdings to incur debt, pay dividends, make acquisitions, create liens, sell assets and make certain investments.

9 1/8% Senior Subordinated Notes Due 2003

     On January 31, 1996, FN Holdings issued $140 million principal amount of the 9 1/8% Senior Subordinated Notes. The 9 1/8% Senior Subordinated Notes will mature on January 15, 2003 with interest payable semiannually on January 15 and July 15. Deferred issuance costs associated with the issuance of the 9 1/8% Senior Subordinated Notes totalling $7.0 million were recorded in other assets and are being amortized over the term of the 9 1/8% Senior Subordinated Notes.

     The 9 1/8% Senior Subordinated Notes are redeemable at the option of FN Holdings, in whole or in part, during the 12-month period beginning January 1, 2001, at a redemption price of 104.5625% of the principal amount thereof, plus accrued interest and unpaid interest to the date of redemption, and thereafter at 100% of the principal amount thereof, plus accrued and unpaid interest.

     The 9 1/8% Senior Subordinated Notes are unsecured senior subordinated obligations of FN Holdings and are subordinated in right of payment to all existing and future senior indebtedness of FN Holdings and future to all subordinated debt, if any is issued. The 9 1/8% Senior Subordinated Notes are subordinated to all existing and future liabilities, including deposits, indebtedness and trade payables of FN Holdings' subsidiaries, including the Bank, and to preferred stock issued by the Bank.

     The terms and conditions of the 9 1/8% Senior Subordinated Notes indenture impose restrictions that affect, among other things, the ability of FN Holdings to incur debt, pay dividends or make distributions, engage in a business other than holding the common stock of the Bank and similar banking institutions, make acquisitions, create liens, sell assets and make certain investments.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


     10 5/8% Senior Subordinated Notes Due 2003

     In connection with the Cal Fed Acquisition, FN Holdings acquired the net proceeds from the issuance of FN Escrow's 10 5/8% Notes and assumed FN Escrow's obligations under the 10 5/8% Notes and indenture. Deferred issuance costs associated with the 10 5/8% Notes of $19 million were included in FN Escrow's other assets and are being amortized over the term of the 10 5/8% Notes.

     The 10 5/8% Notes are redeemable at the option of FN Holdings, in whole or in part, during the 12-month period beginning January 1, 2001, at a redemption price of 105.313% plus accrued and unpaid interest to the date of redemption, during the 12-month period beginning January 1, 2002 at a redemption price of 102.656% plus accrued and unpaid interest to the date of redemption, and thereafter at 100% plus accrued and unpaid interest to the date of redemption.

     The 10 5/8% Notes are subordinate in right of payment to all existing and future subordinated debt, if any is issued, of FN Holdings. The 10 5/8% Notes are subordinated to all existing and future liabilities, including deposits, indebtedness and trade payables, of the subsidiaries of FN Holdings, including California Federal and all preferred stock issued by the Bank, including the Bank Preferred Stock.

     The terms and conditions of the 10 5/8% Notes indenture impose restrictions that affect, among other things, the ability of FN Holdings to incur debt, pay dividends, make acquisitions, create liens, sell assets and make certain investments.

     10% Subordinated Debentures Due 2006

     As part of the FN Acquisition, California Federal assumed subordinated debentures, which bear interest at 10% per annum and mature on October 1, 2006 (the "10% Subordinated Debentures Due 2006"). At December 31, 1997 the aggregate principal amount of the 10% Subordinated Debentures Due 2006 outstanding was $92.1 million.

     Events of Default under the indenture governing the 10% Subordinated Debentures Due 2006 (the "Old FNB Indenture") include, among other things: (i) a default in the payment of interest when due and such default continues for 30 days, (ii) a default in the payment of any principal when due, (iii) the failure to comply with covenants in the Old FNB Indenture, provided that the trustee or holders of at least 25% in principal amount of the outstanding 10% Subordinated Debentures Due 2006 notify the Bank of the default and the Bank does not cure the default within 60 days after receipt of such notice, (iv) certain events of bankruptcy, insolvency or reorganization of the Bank, (v) the FSLIC/RF (or a comparable entity) is appointed to act as conservator, liquidator, receiver or other legal custodian for the Bank and (vi) a default under other indebtedness of the Bank in excess of $10 million resulting in such indebtedness becoming due and payable, and such default or acceleration has not been rescinded or annulled within 60 days after the date on which written notice of such failure has been given by the trustee to the Bank or by holders of at least 25% in principal amount of the outstanding 10% Subordinated Debentures Due 2006 to the Bank and the trustee.

11.20% Senior Notes Due 2004

     As part of the SFFed Acquisition, California Federal assumed $50 million of SFFed 11.20% Senior Notes due September 1, 2004 (the "11.20% Senior Notes"). In connection with the assumption of the 11.20% Senior Notes, the Bank and all of the holders of the 11.20% Senior Notes entered into an agreement amending certain provisions of the note purchase pursuant to which the 11.20% Senior Notes were sold (as amended, the "Note Purchase Agreement"). On September 12, 1996, the Bank repurchased $44.0 million aggregate principal amount of the 11.20% Senior Notes at a price of approximately 116.45% of the principal amount, plus the accrued interest thereon. The Bank recorded an extraordinary loss, net of tax, of $1.6 million in connection with such repurchase. At December 31, 1997, the aggregate principal amount of the 11.20% Senior Notes outstanding was $6.0 million.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


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

     As a result of the Cal Fed Acquisition, the Bank is obligated with respect to the following outstanding securities of Old California Federal:

10.668% Subordinated Notes Due 1998

     California Federal assumed $50 million of 10.668% unsecured senior subordinated notes which matures on December 22, 1998 (the "10.668% Subordinated Notes"). At December 31, 1997, the aggregate principal amount of 10.668% Subordinated Notes outstanding was $50 million.

     Events of Default under the note agreement governing the 10.668% Subordinated Notes include, among other things: (i) failure to make any payment of principal when due; (ii) any failure to make any payment of interest when due and such payment is not made within ten business days after the date such payment was due; (iii) failure to comply with certain covenants in the note agreement provided that such failure continues for more than 60 days after notice is delivered to the Bank; (iv) the default or any event which, with the giving of notice or the lapse of time or both, would constitute a default under any indebtedness of the Bank and cause such indebtedness with an aggregate principal amount exceeding $15 million to accelerate; and (v) certain events of bankruptcy, insolvency or reorganization of the Bank.

6 1/2% Convertible Subordinated Debentures Due 2001

     In 1986, Cal Fed Inc., Old California Federal's former parent company, issued $125 million of 6.5% convertible subordinated debentures due February 20, 2001 (the "6 1/2% Convertible Subordinated Debentures"). As a result of a corporate restructuring in December 1992, Cal Fed Inc. was merged with and into XCF Acceptance Corporation ("XCF"), a subsidiary of Old California Federal. The 6 1/2% Convertible Subordinated Debentures are redeemable at the option of the holders on February 20, 2000, at 123% of their principal amount. At December 31, 1997, $2.6 million of the 6 1/2% Convertible Subordinated Debentures were outstanding. Due to the purchase of all of the Cal Fed stock by FN Holdings in the Cal Fed Acquisition on January 3, 1997, the common stock conversion feature has been eliminated.

     Events of Default under the indenture governing the 6 1/2% Convertible Subordinated Debentures include, among other things: (i) any failure to make any payment of interest when due and such payment is not made within 30 days after the date such payment was due; (ii) failure to make any payment of principal when due; (iii) default in the performance, or breach, of any covenant or warranty in the indenture, provided that such default or breach continues for more than 60 days after notice is delivered to the Bank; or (iv) certain events of bankruptcy, insolvency or reorganization of the Bank or its subsidiaries.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


10% Subordinated Debentures Due 2003

     On December 16, 1992, Old California Federal issued $13.6 million of 10.0% unsecured subordinated debentures due 2003 (the "10% Subordinated Debentures"). During 1996 and 1995, Old California Federal repurchased $0.6 million and $8.7 million, respectively, of the 10% Subordinated Debentures, leaving $4.3 million outstanding at December 31, 1997.

     Events of Default under the indenture governing the 10% Subordinated Debentures include, among other things: (i) failure to make any payment of principal when due; (ii) any failure to make any payment of interest when due and such payment is not made within 30 days after the date such payment was due; (iii) failure to comply with certain covenants in the indenture; (iv) failure to comply with certain covenants in the indenture provided that such failure continues for more than 60 days after notice is delivered to the Bank;
(v) certain events of bankruptcy, insolvency or reorganization of the Bank; or
(vi) the default or any event which, with the giving of notice or lapse of time or both, would constitute a default under any indebtedness of the Bank and cause such indebtedness with an aggregate principal amount exceeding $15 million to accelerate.

(21)     Interest Rate Swap Agreements

     In connection with the FN Acquisition and the Cal Fed Acquisition, the Bank acquired the rights and assumed the obligations under certain interest rate swap agreements. Interest rate swap agreements outstanding and their weighted average rates at December 31, 1997 and 1996 are as follows (dollars in thousands):

                    Notional          Weighted          Estimated
                    Principal       Average Rate        Maturity       Variable
Maturity Date        Amount        Pay       Receive    in Years      Rate Index
-------------        ------        ---       -------    --------      ----------
1997:
    April 1998      $400,000      5.76%       8.38%         .26    3 month LIBOR
1996:
    April 1998      $400,000      5.64%       8.38%        1.26    3 month LIBOR

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

     The Bank is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements but does not expect any counterparties to fail their obligations. The Bank deals only with national investment banking firms and the FHLB of San Francisco.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(22) Segment Reporting

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

     Selected financial information by business segment for the three years ended December 31, 1997, 1996 and 1995 is presented in the following summary (in thousands):

                                                                   Mortgage          Retail         Consolidated
1997                                                                Lending          Banking           Total
----                                                                -------          -------           -----
     Total revenue (1)                                              $ 288,360      $2,317,096        $2,467,184
     Income before income taxes, extraordinary item
         and minority interest                                        (27,782)        266,180           238,398
     Office premises and equipment, net                                26,576         132,773           159,349
     Identifiable assets (2)                                        3,072,219      31,155,325        31,362,156

1996
----
     Total revenue (3)                                              $ 212,325      $1,751,852        $1,887,177
     Income before income taxes, extraordinary item
         and minority interest                                          5,836         501,711           507,547
     Office premises and equipment, net                                23,410          76,754           100,164
     Identifiable assets (4)                                        1,634,258      16,264,912        16,635,073

1995
----
     Total revenue (5)                                              $ 100,930      $1,166,180        $1,226,818
     Income before income taxes, extraordinary item
         and minority interest                                         (7,898)        130,348           122,450
     Office premises and equipment, net                                17,376          76,133            93,509
     Identifiable assets (6)                                        1,383,451      14,425,200        14,666,781

     ----------
     (1) Excludes the elimination of $14.2 million in intercompany servicing fees and $124.1 million in interest income on intercompany loans.
     (2) Excludes the elimination of $20.2 million in deposits maintained with the Bank and $2.8 billion in intercompany borrowings.
     (3) Excludes the elimination of $6.9 million in intercompany servicing fees and $70.1 million in interest income on intercompany loans.
     (4) Excludes the elimination of $23.3 million in deposits maintained with the Bank and $1.2 billion in intercompany borrowings.
     (5) Excludes the elimination of $10.6 million in intercompany servicing fees and $29.7 million in interest income on intercompany loans.
     (6) Excludes the elimination of $13.7 million in deposits maintained with the Bank and $1.1 billion in intercompany borrowings.

     The Company typically reviews the results of operations for the mortgage banking segment based on that segment's contribution as opposed to its income before income taxes, extraordinary item and minority interest. The main difference between the two measures of profitability are that contribution for the mortgage lending segment includes custodial earnings that are reported in the retail banking segment when computing net income and that intercompany interest expense is computed using an internal cost of funds rate instead of a market rate. The mortgage lending

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


segment's contribution for the years ended December 31, 1997, 1996 and 1995 was $35.9 million, $54.9 million and $24.5 million, respectively.

(23)  Comprehensive Income

      The tax effect associated with unrealized gain on securities for the years ended December 31, 1997, 1996 and 1995 is summarized as follows (dollars in thousands):

                                                                    Before-tax       Tax (expense)   Net-of-tax
                                                                      amount            benefit        amount
                                                                      ------            -------        ------
1997
----
Unrealized gains on securities:
     Unrealized holding gains arising during the period              $  10,004        $  (1,278)      $  8,726
     Less: reclassification adjustments for gains in net income        (20,146)           2,574        (17,572)
                                                                     ---------        ---------       --------
          Other comprehensive income                                 $ (10,142)       $   1,296       $ (8,846)
                                                                     =========        =========       ========

1996
----
Unrealized gains on securities:
     Unrealized holding gains arising during the period              $  16,200        $  (1,620)      $ 14,580
     Less: reclassification adjustments for gains in net income        (31,572)           3,157        (28,415)
                                                                     ---------        ---------       --------
          Other comprehensive income                                 $ (15,372)       $   1,537       $(13,835)
                                                                     =========        =========       ========

1995
----
Unrealized gains on securities:
     Unrealized holding gains arising during the period              $  47,983        $  (4,798)      $ 43,185
     Less: reclassification adjustments for gains in net income         (1,305)             130         (1,175)
                                                                     ---------        ---------       --------
          Other comprehensive income                                 $  46,678        $  (4,668)      $ 42,010
                                                                     =========        =========       ========

      Unrealized gains on securities is the only component of other comprehensive income and accumulated other comprehensive income for the years ended December 31, 1997, 1996 and 1995.

(24) Minority Interest and Stockholder's Equity

(a)  11 1/2% Preferred Stock

     In connection with the FN Acquisition, California Federal issued 3,007,300 shares of its 11 1/2% noncumulative perpetual preferred stock ("11 1/2% Preferred Stock") with a par value of $.01 per share, having a liquidation preference of $300.7 million. This stock has a stated liquidation value of $100 per share. Costs related to the 11 1/2% Preferred Stock issuance were deducted from additional paid-in capital. At or after September 1, 1999, the 11 1/2% Preferred Stock is redeemable at the option of the Bank, in whole or in part, at $105.75 per share prior to September 1, 2000, and at prices which will decrease annually thereafter to the stated liquidation value of $100 per share on or after September 1, 2004, plus declared but unpaid dividends. Dividends are payable quarterly at an annual rate of 11.50% per share when declared by the Bank's Board of Directors. Dividends paid on the 11 1/2% Preferred Stock for each year during 1997 and 1996 totalled $34.6 million.

(b)  10 5/8% Preferred Stock

     In connection with the Cal Fed Acquisition, California Federal assumed Cal Fed's 10 5/8% preferred stock with liquidation value of $172.5 million (the
"10 5/8% Preferred Stock" and, together with the 11 1/2% Preferred Stock, "Bank Preferred Stock"). The 10 5/8% Preferred Stock resulted in a $172.5 million increase in the Bank's stockholders' equity. Cash dividends on the 10 5/8% Preferred Stock are noncumulative and are payable at an annual rate of 10 5/8% per share if, when, and as declared by the Board of Directors of the Bank. The 10 5/8% Preferred Stock is generally not redeemable

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


prior to April 1, 1999. The 10 5/8% Preferred Stock is redeemable at the option of the Bank, in whole or in part, at $105.313 per share on or after April 1, 1999 and prior to April 1, 2000, and at prices decreasing annually thereafter to the liquidation preference of $100.00 per share on or after April 1, 2003, plus declared but unpaid dividends. In addition, in the event of a change of control, the 10 5/8% Preferred Stock is redeemable at the option of the Bank or its successor on or after April 1, 1996 and prior to April 1, 1999 in whole, but not in part, at $114.50 per share. Dividends paid on the 10 5/8% Preferred Stock during 1997 were $18.3 million.

(c)  REIT Preferred Stock

     On January 31, 1997, Preferred Capital Corp. issued 20,000,000 shares of the REIT Preferred Stock for $500 million. The REIT Preferred Stock has a stated liquidation value of $25 per share, plus declared and unpaid dividends, if any. The annual cash dividends on the 20,000,000 shares of REIT Preferred Stock, assuming such dividends are declared by the Board of Directors of Preferred Capital Corp., are expected to approximate $45.6 million per year. As long as Preferred Capital Corp. qualifies as a REIT, distributions on the REIT Preferred Stock will be a dividends-paid deduction by Preferred Capital Corp. for tax purposes. Dividends paid on the REIT Preferred Stock during 1997 were $36.6 million, net of the income tax benefit.

(d)   Hunter's Glen

      Minority interest - Hunter's Glen represents that portion of stockholders' equity of FN Holdings attributable to its class B common stock, which is owned by a limited partnership controlled by the Bank's Chairman of the Board and Chief Executive Officer.

(e)   FN Holdings Preferred Stock

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

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(f)  Common Stock

     In connection with the FN Acquisition and the offering of the 12 1/4% Senior Notes, First Gibraltar Holdings incorporated Parent Holdings and FN Holdings to hold 100% of the common stock of First Nationwide. First Gibraltar Holdings contributed all of its shares of capital stock of the Bank to Parent Holdings, which contributed such shares to FN Holdings in exchange for 1,000 shares of common stock of FN Holdings.

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

     As a result of the consummation of the transactions contemplated by the Exchange Agreement, the Bank's Chairman owns 100% of the class B common stock of FN Holdings, representing 20% of its voting common stock (representing approximately 15% of the voting power of its common stock), and Parent Holdings owns (i) 100% of the class A common stock of FN Holdings, representing 80% of its voting common stock (representing approximately 85% of the voting power of its common stock) and (ii) 100% of the class C common stock of FN Holdings. The class C common stock was redeemed out of distributions from the Bank for $230.3 million plus accrued interest during 1995 and 1996. On December 29, 1995, the Bank's Chairman transferred his shares of class B common stock to a limited partnership, Hunter's Glen/Ford Ltd. ("Hunter's Glen"), over which he maintains control.

     There were no dividends or distributions on common stock in 1997. Dividends and distributions on the Company's common stock during 1996 and 1995 totalled $636,504 and $89,986, respectively.

(g)  Payment of Dividends

     The terms of the 12 1/2% Senior Notes indenture generally will permit the Company to make distributions of up to 65% of the consolidated net income of the Company if, after giving effect to such distribution, (i) the Bank is "well capitalized" under applicable OTS regulations and (ii) the Consolidated Common Shareholders' Equity (as defined therein) of the Bank is at least equal to the Minimum Common Equity Amount (as defined therein). The terms of the 9 1/8% Senior Subordinated Notes indenture and the 12 1/4% Senior Notes indenture apply similar restrictions except FN Holdings can make distributions of up to 75% of the consolidated net income of FN Holdings. The Federal thrift laws and regulations of the Office of Thrift Supervision (the "OTS") limit the Bank's ability to pay dividends on its preferred or common stock. The Bank generally may not pay dividends without the consent of the OTS if, after the payment of the dividends, it would not be deemed "adequately capitalized" under the prompt corrective action standards of the Federal Deposit Insurance Corporation Improvement Act of 1991.

     As of December 31, 1997, the Bank could pay dividends of $502.4 million without the consent of the OTS and it could pay dividends of $153.8 million and still be "well capitalized." As of December 31, 1997, FN Holdings and the Company could pay dividends of $254.0 million and $168.2 million, respectively, without violating the most restrictive terms of their respective indentures.

(25)     Regulatory Capital of the Bank

     The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to insure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and leverage capital to adjusted total assets, and of Tier 1 and total risk-based capital to risk-weighted assets. Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1997 and 1996, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum leverage, Tier 1 risk-based and total risk-based ratios as set forth in the table. There are no conditions or events since the most recent notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios as of December 31, 1997 and 1996 are also presented in the table (dollars in thousands):

                                                Actual                For Capital Adequacy         To Be Well Capitalized
                                        -------------------------  -------------------------     ---------------------------
                                                       As a %                     As a %                          As a %
               1997                      Amount       of Assets      Amount      of Assets          Amount       of Assets
               ----                      ------       ---------      ------      ---------          ------       ---------
Stockholders' equity of the Bank
     per financial statements           $2,260,044
Minority interest in Preferred
     Capital Corp.                         500,000
Net unrealized holding gains               (35,162)
                                         2,724,882
Adjustments for tangible and
     leverage capital:
     Goodwill litigation asset            (100,000)
     Intangible assets                    (675,927)
     Non-allowable minority
         interest in Preferred
         Capital Corp.                     (71,099)
     Non-qualifying MSRs                   (53,670)
     Non-includable subsidiaries           (53,582)
     Excess deferred tax asset             (55,000)
                                        ----------
Total tangible capital                  $1,715,604       5.65%     $   455,457      1.50%             N/A            N/A
                                        ==========                 ===========
Total leverage capital                  $1,715,604       5.65%     $   910,915      3.00%          $1,518,191       5.00%
                                        ==========                 ===========                     ==========
Tier 1 risk-based capital               $1,715,604      10.14%         N/A           N/A           $1,015,036       6.00%
                                        ==========                                                 ==========
Adjustments for risk-based
capital:
     Qualifying subordinated debt
         debentures                         93,847
     General loan loss allowance           214,217
     Assets required to be
         deducted                           (5,648)
                                        ----------
     Total risk-based capital           $2,018,020      11.93%      $1,353,382       8.00%         $1,691,727      10.00%
                                        ==========                  ==========                     ==========

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


                                             Actual                For Capital Adequacy         To Be Well Capitalized
                                   ---------------------------   -------------------------    ---------------------------
                                                     As a %                      As a %                         As a %
               1996                    Amount       of Assets       Amount      of Assets         Amount       of Assets
               ----                    ------       ---------       ------      ---------         ------       ---------
Stockholders' equity of the Bank
     per financial statements           $1,463,862
Net unrealized holding gains               (46,219)
                                        ----------
                                         1,417,643
Adjustments for tangible and
     leverage capital:
     Intangible assets                    (140,564)
     Non-qualifying MSRs                   (42,369)
     Non-includable subsidiaries            (6,001)
     Excess deferred tax asset             (68,000)
                                        ----------
Total tangible capital                  $1,160,709       7.17%        $242,828       1.50%            N/A           N/A
                                        ==========                    ========
Total leverage capital                  $1,160,709       7.17%        $485,655       3.00%        $   809,426       5.00%
                                        ==========                    ========                    ===========
Tier 1 risk-based capital               $1,160,709      11.50%          N/A          N/A          $   605,843       6.00%
                                        ==========                                                ===========

Adjustments for risk-based
capital:
     Qualifying subordinated debt
         debentures                         89,907
     General loan loss allowance           127,708
     Assets required to be
         deducted                           (2,882)
                                        ----------
Total risk-based capital                $1,375,442      13.62%        $807,791       8.00%         $1,009,738      10.00%
                                        ==========                    ========                     ==========

(26)     Other Noninterest Income and Expense

     Other noninterest income and expense amounts are summarized as follows for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                 1997       1996       1995
                                                 ----       ----       ----
Other noninterest income:
      Disbursement float                      $  8,169   $  5,369   $  2,622
      Other                                     14,827     12,820      8,759
                                              --------   --------   --------
                                              $ 22,996   $ 18,189   $ 11,381
                                              ========   ========   ========
Other noninterest expense:
      Telephone                               $ 15,932   $ 11,727   $  7,652
      Insurance and surety bonds                 5,642      3,811      4,005
      Postage                                    8,070      7,141      6,856
      Printing, copying and office supplies      9,230      6,549      6,096
      Employee travel                            8,745      6,112      5,244
      Clerical and other losses                 11,410      2,636      4,345
      Other                                     54,853     42,135     27,131
                                              --------   --------   --------
                                              $113,882   $ 80,111   $ 61,329
                                              ========   ========   ========

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(27) Income Taxes

     Total income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 was allocated as follows (in thousands):

                                                        1997        1996        1995
                                                        ----        ----        ----

Income before income taxes, extraordinary item and   $ 41,315    $(75,807)   $(57,185)
   minority interest
Extraordinary item                                         --        (176)        221
Net unrealized holding (loss) gain on securities
   available for sale                                      17      (1,921)      7,055
                                                     --------    --------    --------
                                                     $ 41,332    $(77,904)   $(49,909)
                                                     ========    ========    ========

     Income tax expense (benefit) attributable to income before income taxes, extraordinary item and minority interest for the years ended December 31, 1997, 1996 and 1995 consisted of (in thousands):

                                       1997             1996             1995
                                       ----             ----             ----
Federal
       Current                      $   4,687        $  10,900        $     285
       Deferred                            --         (125,000)         (69,000)
                                    ---------        ---------        ---------
                                        4,687         (114,100)         (68,715)
                                    ---------        ---------        ---------

State and local
       Current                         36,628           38,293           11,530
       Deferred                            --               --               --
                                    ---------        ---------        ---------
                                       36,628           38,293           11,530
                                    ---------        ---------        ---------
                                    $  41,315        $ (75,807)       $ (57,185)
                                    =========        =========        =========

     The consolidated income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 differs from the amounts computed by applying the statutory federal corporate tax rate of 35% for 1997, 1996 and 1995 to income before income taxes, extraordinary item and minority interest (in thousands):

                                                              1997         1996         1995
                                                              ----         ----         ----
Computed "expected" income tax expense                     $  83,439    $ 177,642    $  42,858
Increase (decrease) in taxes resulting from:
      State income taxes, net of federal income
                tax benefit                                   23,808       24,890        7,495
      Tax exempt income                                           (5)        (584)      (2,636)
      Amortization of excess cost over fair
         value of net assets acquired                         16,959           33           --
      Adjustment to prior year's tax expense                      --          595       (1,675)
      Unrealized holding (loss) gain on securities
         available for sale recognized for tax purposes      (12,234)      (3,703)      15,937
      REIT preferred dividend                                (14,682)          --           --
      Other                                                    2,762        1,214       (1,747)
      Adjustment to deferred tax asset fully offset by
          valuation allowance:
             Temporary differences from acquisitions        (115,633)       6,196           --
             Adjustment to deferred tax asset                (17,130)       2,821        7,644
      Change in the beginning-of-the-year balance of
         the valuation allowance for deferred tax assets
         allocated to income tax expense                      74,031     (284,911)    (125,061)
                                                           ---------    ---------    ---------
                                                           $  41,315    $ (75,807)   $ (57,185)
                                                           =========    =========    =========

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


     The significant components of deferred income tax (benefit) expense attributable to income before income taxes, extraordinary item and minority interest for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                                              1997         1996         1995
                                                              ----         ----         ----
Deferred tax expense (exclusive of the effects
      of other components listed below)                    $  58,732    $ 150,894    $  56,061
Adjustments to deferred tax asset fully offset by
   valuation allowance                                      (132,763)       9,017           --
Increase (decrease) in beginning-of-the-year balance
      of the valuation allowance for deferred tax assets      74,031     (284,911)    (125,061)
                                                           ---------    ---------    ---------
                                                           $      --    $(125,000)   $ (69,000)
                                                           =========    =========    =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below (in thousands):

                                                               1997           1996
                                                               ----           ----
Deferred tax assets:
      Net operating loss carryforwards                    $   750,193    $   737,815
      Foreclosed real estate                                        6            312
      Loans receivable                                         60,835          4,774
      Securities                                                   --             95
      Miscellaneous accruals                                   31,520         11,851
      Accrued liabilities                                      86,617         30,017
      Deferred interest                                         5,369          6,440
      State taxes                                              38,704         15,429
      Other intangible assets                                  39,848         35,476
      Alternative minimum tax credit and investment tax
           credit carryforwards                                14,911         13,324
      Other                                                     5,732          3,165
                                                          -----------    -----------
           Total gross deferred tax assets                  1,033,735        858,698
           Less valuation allowance                          (600,161)      (526,130)
                                                          -----------    -----------
           Net deferred tax assets                            433,574        332,568
                                                          -----------    -----------
Deferred tax liabilities:
      Change in accounting method                              30,000         23,362
      Securities                                                8,166             --
      Other intangible assets                                  73,872         48,280
      Purchase accounting adjustments                          18,137         29,881
      FHLB stock                                               52,337         12,688
      Unrealized gains on securities available for sale         5,152          1,640
      Goodwill litigation                                      58,450
      Other                                                    65,279         24,357
                                                          -----------    -----------
         Net deferred tax liabilities                         311,393        140,208
                                                          -----------    -----------
         Net deferred tax assets and liabilities          $   122,181    $   192,360
                                                          ===========    ===========

     The net change in the total valuation allowance for the year ended December 31, 1997 was an increase of $74.0 million which is attributable to income before income taxes and minority interest.

     Based on a historical earnings trend since the consummation of the FN Acquisition and future earnings expectations, management changed its judgment about the realizability of the Company's net deferred tax assets and recognized a deferred tax benefit (i.e., reduced valuation allowance) of $125.0 million in the second quarter of 1996 and $69.0 million in the fourth quarter of 1995. Management believes that the realization of the resulting deferred tax asset is more likely

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


than not, based upon the expectation that the Company will generate the necessary amount of taxable income in future periods.

     At December 31, 1997, if the Company had filed a consolidated federal income tax return on behalf of itself (as common parent), and its subsidiaries for each year since the formation of the Company, it would have had regular and alternative minimum tax net operating losses for federal income tax purposes of approximately $2.1 billion and $878 million, respectively, which expire in 2004 through 2010.

     If for any reason the Company was to deconsolidate from the Mafco Group (see note 33, "Subsequent Event"), only the amount of the net operating loss carryovers of the Company not already utilized by the Mafco Group would be available to offset the taxable income subsequent to the date of deconsolidation. If the Company had deconsolidated as of December 31, 1997, the Company would have had approximately $970 million of regular net operating loss carryforwards. It cannot be predicted to what extent the Mafco Group will utilize the net operating losses of the Company in the future or the amount, if any, of net operating loss carryforwards that the Company may have upon deconsolidation. Additionally, the net operating loss carryovers are subject to review and potential disallowance, in whole or in part, by the Internal Revenue Service.

     On August 20, 1996, the Small Business Job Protection Act of 1996 (the "Act") was enacted into law generally effective for tax years beginning after 1995. One provision of the Act repealed the Section 593 reserve method of accounting for bad debts by thrift institutions which are treated as large banks. Another provision of the Act requires the Company to take into income the balance of its post-1987 bad debt reserves over a six year period beginning in 1996 subject to a two-year deferral if certain residential loan tests are satisfied. As of December 31, 1995, the Company had approximately $279 million of post-1987 bad debt reserves that are subject to recapture. The Company has fully provided for the tax related to this recapture.

     In accordance with SFAS No. 109 "Accounting for Income Taxes," a deferred tax liability has not been recognized for the base year reserves of the Company. The base year reserves are generally the balance of the tax bad debt reserve as of December 31, 1987 reduced proportionately for reductions in the Company's loan portfolio since that date. At December 31, 1997, the amount of those reserves was approximately $152 million. The amount of the unrecognized deferred tax liability at December 31, 1997 was approximately $53 million. Pursuant to the Act, circumstances that may require an accrual of this unrecorded tax liability are a failure to meet the definition of a "bank" for federal income tax purposes, dividend payments in excess of tax earnings and profits, and other distributions, dissolution, liquidation or redemption of stock, excluding preferred stock meeting certain conditions.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(28) Employee Benefit Plans

     Post-retirement Benefits Plan

     The Bank provides certain post-retirement medical benefits to certain eligible employees and their dependents through age 65. In general, early retirement is age 55 with 10 years of service. Retirees participating in the plans generally pay Consolidated Omnibus Budget Reduction Act premiums for the period of time they participate.

     The estimated cost for post-retirement health care benefits has been accrued on an actuarial net present value basis.

     The following table sets forth the plans' combined liabilities included in the Bank's consolidated balance sheet at December 31, 1997 and 1996 (in thousands):

                                                                1997        1996
                                                                ----        ----
Accumulated post-retirement benefit obligation:
     Retirees                                                 $2,228      $2,212
     Eligible active plan participants                           554         471
     Ineligible active plan participants                       1,343         733
                                                              ------      ------
         Accumulated post-retirement benefit
             obligation (other liabilities)                   $4,125      $3,416
                                                              ======      ======

     The projected benefit obligation at December 31, 1997 and 1996 was determined using a discount rate of 7.5%. At December 31, 1997, an increase of 1% in the health care cost trend rate would cause the accumulated post-retirement benefit obligation to increase by $.4 million, and the service and interest costs to increase by less than $.1 million.

     Net periodic post-retirement benefits cost for the years ended December 31, 1997 and 1996 included the following components (in thousands):

                                                                 1997       1996
                                                                 ----       ----
Service cost - benefits attributable
     to service during the current period                        $364       $301
Interest cost on accumulated post-retirement
     benefit obligation                                           498        231
Amortization of loss                                               --         19
                                                                 ----       ----
     Periodic post-retirement benefit cost                       $862       $551
                                                                 ====       ====

     The initial health care cost trend rate for medical benefits in 1997 was 9%, the average trend rate was 7.25% and the ultimate trend rate was 5.5%, which will be reached in eight years. Similar trend rates were utilized for the 1996 valuation.

     In connection with the SFFed Acquisition, the Bank assumed SFFed's defined benefit pension plan which covered substantially all employees of San Francisco Federal. The SFFed benefit plan was frozen effective September 30, 1995 and no additional benefits accrued after such time.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


     The following table sets forth the funded status and amounts recognized in the Bank's consolidated balance sheet for its defined benefit pension plan (in thousands):

                                                                  1997      1996
                                                                  ----      ----
Actuarial present value of benefit obligations:
Accumulated benefit obligations, including vested benefits of
$40,995 in 1997 and $21,720 in 1996                             $40,995   $21,720
                                                                =======   =======

Projected benefit obligations                                   $40,995   $21,720
Plan assets at fair value                                        42,292    23,085
                                                                -------   -------
Excess (deficiency) of plan assets over projected benefit
obligations                                                       1,297     1,365
Unrecognized net gain (loss)                                      5,506     5,414
                                                                -------   -------
       Accured (prepaid) pension liability                      $ 4,209   $ 4,049
                                                                =======   =======

     Net periodic expense for 1997, 1996 and 1995 included the following components (in thousands):

                                                   1997       1996     1995
                                                   ----       ----     ----
Service cost benefit earned during the period    $    --    $    --    $ --
Interest cost on projected benefit obligations     2,796      2,143      --
Expected return on plan assets                    (3,306)    (2,349)     --
Net amortization and deferral                        (91)     1,278      --
Curtailment gain                                    (404)        --      --
                                                 -------    -------    ----
     Total net periodic pension expense          $(1,005)   $ 1,072    $ --
                                                 =======    =======    ====

     Assumptions used in computing the funded status were:

                                                    1997    1996    1995
                                                    ----    ----    ----
Discount rate                                       7.75%   8.50%    --%
Rate of increase in future compensation levels        --      --     --
Long-term rate of return on assets                  9.00%   8.50%    --

     In the Cal Fed Acquisition, the Bank assumed sponsorship of the Old California Federal defined benefit plan which was frozen effective May 31, 1993 and at which time, all accrued benefits became 100% vested. Effective April 30, 1997, the SFFed benefit plan was merged with and into the Old California Federal benefit plan. The fair value of assets transferred was $23.6 million.

     Investment Plan

     The Bank offers a defined contribution plan which is available to substantially all employees with at least one year of employment. Employee contributions are voluntary. The plan provides for deferral of up to 12% of qualifying compensation of plan participants. The Bank's matching contribution was a maximum of 100% of up to the first 3% of employee deferrals. The annual discretionary employer profit sharing contribution is a maximum of 3% of eligible compensation. It can be declared at any level in the range from 0% to 3%. Employees vest immediately in their own deferrals and any employer profit sharing contributions and vest in employer matching contributions based on completed years of service. The Bank's contributions to such plan totalled $3.8 million, $2.3 million, and $2.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     During 1996, defined contribution plans assumed in the SFFed and Home Federal Acquisitions were merged with and into Old FNB's defined contribution plan. The fair value of assets transferred was $14.4 million.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


     In the Cal Fed Acquisition, contributions made to Old California Federal's defined contribution plan became 100% vested at the date of acquisition. Effective December 31, 1997, the Old California Federal contribution plan was merged with and into the Bank's plan. The fair value of assets transferred was $33.6 million.

(29) Incentive Plan

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

     Bonuses are recorded by a charge to compensation and employee benefits and an increase to other liabilities. During 1997 and 1996, accruals relative to the Incentive Plan totalled $12.4 million and $35.6 million, respectively.

(30)  Special SAIF Assessment

     On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act ("Act") of 1996 was enacted. The Act included a special assessment ("Special SAIF Assessment") related to the recapitalization of the SAIF, which was levied based on a rate of 65.7 cents per $100 of SAIF-insured domestic deposits held as of March 31, 1995. As a result of the Act, the Company recorded a pre-tax charge of $60.1 million on September 30, 1996. The 1997 SAIF deposit premiums declined to 6.42 cents per $100 of SAIF-insured deposits per year from the prior rate of 23 cents.

(31)  Commitments and Contingencies

     In the ordinary course of business the Company has commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The Company, through FNMC, enters into financial instruments with off-balance sheet risk through the origination and sale of mortgage loans and the management of the related loss exposure caused by fluctuations in interest rates. These financial instruments include commitments to extend credit and purchase loans (mortgage loan pipeline) and mandatory and optional forward commitments to sell loans.

     The following is a summary of the Company's pipeline of loans in process and mandatory forward commitments to sell loans at December 31, 1997 (in thousands):

     Commitments to originate and purchase loans                 $ 1,718,729
     Mandatory commitments to sell loans                           1,368,123

     The Company's pipeline of loans in process include loan applications in various stages of processing. Until all required documentation is provided and underwritten, there is no credit risk to the Company. There is no interest rate risk until a rate commitment is extended by the Company to a borrower. Some of these commitments will ultimately be denied by the Company or declined by the borrower and therefore, the commitment amounts do not necessarily represent future cash requirements.

     Loans in process for which rates were committed to the borrower totalled approximately $691.7 million at December 31, 1997. On a daily basis, the Company determines what percentage of the portfolio of loans in process for which rate commitments have been extended to a borrower to hedge. Both the anticipated percentage of the pipeline that is expected to fund and the inherent risk position of the portfolio are considered in making this determination.

     Mandatory and optional delivery forward commitments to sell loans are used by the Company to hedge its interest rate exposure from the time a loan has a committed rate to the time the loan is sold. These instruments involve varying degrees of credit and interest rate risk. Credit risk on these instruments is controlled through credit approvals, limits

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


and monitoring procedures. To the extent that counterparties are not able to fulfill forward commitments, the Company is at risk for any fluctuations in the market value of the mortgage loans and locked pipeline.

     Realized gains and losses on mandatory and optional-delivery forward commitments are recognized in the period settlement occurs. Unrealized gain and losses on mandatory and optional-delivery forward commitments are included in the lower of cost or market valuation adjustment to mortgage loans held for sale.

     On September 28, 1994, the Company entered into an agreement with FNMA pursuant to which FNMA provided credit enhancements for certain bond-financed real estate projects originated by Old FNB. The agreement requires that the Company pledge to FNMA collateral in the form of certain eligible securities which are held by a third party trustee. The collateral requirement varies based on the balance of the bonds outstanding, losses incurred (if any), as well as other factors. At December 31, 1997 and 1996, the Company had pledged as collateral certain securities available for sale with a carrying value of $78.2 million and $91.6 million.

     At December 31, 1997 and 1996, mortgage-backed securities available for sale with a carrying value of $28.8 million and $33.4 million, respectively, were pledged to FNMA associated with the sales of certain securitized multi-family loans.

     At December 31, 1997, mortgage-backed securities available for sale and mortgage-backed securities held to maturity of $4.1 billion and $1.3 billion, respectively, were pledged as collateral for various obligations as discussed in notes 8, 9, 19 and 20. At December 31, 1996, mortgage-backed securities available for sale and mortgage-backed securities held to maturity of $936.2 million and $1.4 billion, respectively, were pledged as collateral for various obligations.

     At December 31, 1997, $11.2 billion in residential loans were pledged as collateral for FHLB advances.

     At December 31, 1997 and 1996, loans receivable included approximately $7.5 billion and $2.3 billion, respectively, of loans that had the potential to experience negative amortization.

     The Bank is the plaintiff in a claim against the United States in the lawsuit, California Federal Bank v. United States (the "Cal Fed Litigation"), which it assumed in the Cal Fed Acquisition. In connection with this lawsuit, the Company recorded as an asset the estimated after-tax cash recovery from the Cal Fed Litigation that will inure to the Company, net of amounts payable to holders of certain publicly-traded rights in any such recovery (the "Goodwill Litigation Asset"). In connection with the Cal Fed Acquisition, the Goodwill Litigation Asset was recorded at its estimated fair value of $100 million, net of estimated tax liabilities, as of January 3, 1997, and is included in the Company's consolidated balance sheet as of December 31, 1997.

     In addition, the Company is involved in various claims and lawsuits arising in the ordinary course of business. Management is of the opinion that the effect, if any, of these claims and lawsuits is not material to the Company.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(32) Fair Value of Financial Instruments

     The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1997 and 1996 (in thousands):

                                                                  1997                           1996
                                                      ----------------------------   --------------------------
                                                      Carrying            Fair         Carrying          Fair
                                                        Value            Value          Value           Value
                                                        -----            -----          -----           -----
     Financial Assets:
         Cash and cash equivalents                   $   412,311     $   412,311     $  269,869     $  269,869
         Securities available for sale                   813,085         813,085        542,019        542,019
         Securities held to maturity                      58,299          58,299          4,272          4,287
         Mortgage-backed securities
              available for sale                       5,076,598       5,076,598      1,598,652      1,598,652
         Mortgage-backed securities
              held to maturity                         1,337,877       1,373,289      1,621,662      1,653,847
         Loans held for sale                           1,483,466       1,493,867        825,316        825,316
         Loans receivable, net                        19,424,410      19,786,805     10,212,583     10,428,934
         Investment in FHLB                              468,191         468,191        220,962        220,962
         Accrued interest receivable                     188,203         188,203        106,034        106,034
         Mortgage servicing rights                       536,703         673,975        423,692        531,726

     Financial Liabilities:
         Deposits                                     16,202,605      16,224,399      8,501,883      8,514,099
         Securities sold under agreements
              to repurchase                            1,842,442       1,842,737      1,583,387      1,585,964
         Borrowings:
              Gross                                   11,232,931      11,427,457      5,370,285      5,453,811
              Interest rate swap agreements (1)             (401)         (2,954)        (5,391)       (13,763)
                                                     -----------     -----------     ----------     ----------
                   Total borrowings                  $11,232,530     $11,424,503     $5,364,894     $5,440,048
                                                     ===========     ===========     ==========     ==========
     Off-balance sheet net unrealized gains
          (losses):
          Commitments to originate loans                                 $ 1,652                       $  (503)
          Forward commitments to sell loans                               (7,099)                        1,022
          Principal-only swap agreements                                  13,520                           112

--------------
(1)  Designated as a hedge against FHLB advances.

     The carrying amounts in the table are included in the accompanying consolidated balance sheet under the indicated captions, except for off-balance sheet net unrealized gains (losses).

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

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


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

     Mortgage servicing rights: The fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively a valuation model that calculates the present value of future net servicing income. In using the valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which include estimates of the cost of servicing, the discount rate, mortgage escrow earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

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

     Borrowings: The fair value of borrowings, other than FHLB advances, is estimated using discounted cash flow analyses based on current incremental rates for similar borrowing arrangements. The fair values of FHLB advances are estimated using a discounted cash flow analysis based on interest rates currently offered on advances with similar maturities. Fair values of the Company's interest rate swap agreements, which effectively hedge certain of the Company's FHLB advances, are based on the net present value of the estimated interest due to the Company as compared to the estimated interest due to the counterparties of the agreements.

     Off-balance sheet financial instruments: Fair values of the Company's commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Fair values of forward commitments to sell loans are determined using current estimated replacement costs. Fair values of the Company's floors are based on quoted market prices for comparable floors. To calculate the value of the principal-only swaps, dealer bids are obtained on the underlying principal-only swaps. The change in the market price of a principal-only swap from the date of inception to the termination date is applied to the remaining principal-only swap.

(33)     Selected Quarterly Financial Data (Unaudited)

     The following table presents selected quarterly financial data for the years ended December 31, 1997 and 1996 (in thousands) (unaudited):

                                                              Quarter Ended
                                       --------------------------------------------------------
                                       December 31,   September 30,     June 30,     March 31,
                                          1997            1997            1997          1997       Total 1997
                                          ----            ----            ----          ----       ----------
Total interest income                  $   530,809    $   531,303    $   527,837    $   512,751    $ 2,102,700
Total interest expense                    (383,286)      (380,268)      (375,468)      (359,395)    (1,498,417)
                                       -----------    -----------    -----------    -----------    -----------
Net interest income                        147,523        151,035        152,369        153,356        604,283
Provision for loan losses                  (19,950)       (19,950)       (19,950)       (19,950)       (79,800)
                                       -----------    -----------    -----------    -----------    -----------
Net interest income after
         provision for loan losses         127,573        131,085        132,419        133,406        524,483
Total noninterest income                   108,351         94,846         82,448         78,839        364,484
Total noninterest expense                 (170,443)      (154,758)      (171,644)      (153,724)      (650,569)
                                       -----------    -----------    -----------    -----------    -----------
Income before income taxes,
     extraordinary item and minority
     interest                               65,481         71,173         43,223         58,521        238,398
Income taxes                                (9,888)       (12,208)        (9,025)       (10,194)       (41,315)
                                       -----------    -----------    -----------    -----------    -----------
Income before extraordinary item
     and minority interest                  55,593         58,965         34,198         48,327        197,083
Extraordinary item                              --             --             --             --             --
                                       -----------    -----------    -----------    -----------    -----------
Income before minority interest             55,593         58,965         34,198         48,327        197,083
Minority interest                          (33,701)       (35,250)       (31,061)       (31,839)      (131,851)
                                       -----------    -----------    -----------    -----------    -----------
     Net income available to
         common stockholder            $    21,892    $    23,715    $     3,137    $    16,488    $    65,232
                                       ===========    ===========    ===========    ===========    ===========

                                                              Quarter Ended
                                       --------------------------------------------------------
                                       December 31,   September 30,     June 30,     March 31,
                                          1996            1996            1996          1996       Total 1996
                                          ----            ----            ----          ----       ----------
Total interest income                  $   299,386    $   308,137    $   318,100    $   308,176    $ 1,233,799
Total interest expense                    (208,515)      (219,453)      (220,205)      (200,121)      (848,294)
                                       -----------    -----------    -----------    -----------    -----------
Net interest income                         90,871         88,684         97,895        108,055        385,505
Provision for loan losses                   (9,900)        (9,900)        (9,900)        (9,900)       (39,600)
                                       -----------    -----------    -----------    -----------    -----------
Net interest income after
         provision for loan losses          80,971         78,784         87,995         98,155        345,905
Total noninterest income                    57,917         75,870        154,652        364,939        653,378
Total noninterest expense                 (112,090)      (157,443)      (103,982)      (118,221)      (491,736)
                                       -----------    -----------    -----------    -----------    -----------
Income before income taxes,
     extraordinary item and minority
     interest                               26,798         (2,789)       138,665        344,873        507,547
Income taxes                                (5,641)          (527)       110,978        (29,003)        75,807
                                       -----------    -----------    -----------    -----------    -----------
Income before extraordinary item
         and minority interest              21,157         (3,316)       249,643        315,870        583,354
Extraordinary item                              --         (1,586)            --             --         (1,586)
                                       -----------    -----------    -----------    -----------    -----------
Income before minority interest             21,157         (4,902)       249,643        315,870        581,768
Minority interest                          (17,656)        (8,802)       (58,610)       (76,123)      (161,191)
                                       -----------    -----------    -----------    -----------    -----------
     Net income available to common
          stockholder                  $     3,501    $   (13,704)   $   191,033    $   239,747    $   420,577
                                       ===========    ===========    ===========    ===========    ===========

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(34) Condensed Parent Company Financial Information

     The following represents condensed balance sheets of the Company (parent company only) at December 31, 1997 and 1996 (in thousands):

                                                                             1997        1996
                                                                             ----        ----
Assets
     Investment in FN Holdings                                           $ 843,507    $ 919,217
     Other assets and deferred charges                                      15,077       19,582
                                                                         ---------    ---------
         Total assets                                                    $ 858,584    $ 938,799
                                                                         =========    =========

Liabilities, Minority Interest and Stockholder's Equity
     Senior notes                                                        $ 455,000    $ 455,000
     Discount on senior notes                                               (3,907)      (4,651)
     Accrued interest payable                                               11,843       11,849
     Other liabilities                                                         484          514
                                                                         ---------    ---------
         Total liabilities                                                 463,420      462,712
     Minority interest - FN Holdings preferred stock                        25,680      150,792
     Minority interest - Hunter's Glen                                     163,568      153,684
     Total stockholder's equity                                            205,916      171,611
                                                                         ---------    ---------
         Total liabilities, minority interest and stockholder's equity   $ 858,584    $ 938,799
                                                                         =========    =========

     The following represents parent company only condensed statements of income for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                               1997         1996         1995
                                                               ----         ----         ----
Dividends received from FN Holdings                         $  56,876    $  57,902    $  29,185
                                                            ---------    ---------    ---------
                                                               56,876       57,902       29,185
Interest expense                                               57,613       40,494           --
Noninterest expense                                             1,850        1,167           --
                                                            ---------    ---------    ---------
                                                               59,463       41,661           --
Income before equity in undistributed
   net income of FN Holdings                                   (2,587)      16,241       29,185
Equity in undistributed net income of FN Holdings             104,493      519,621      117,833
                                                            ---------    ---------    ---------
Income before income taxes and minority interest              101,906      535,862      147,018
Income tax benefit                                             (5,833)      (2,676)          --
                                                            ---------    ---------    ---------
Income before minority interest                               107,739      538,538      147,018
Minority interest - Hunter's Glen                              29,716      113,146       24,554
Minority interest - FN Holdings preferred stock dividends      12,791        4,815           --
                                                            ---------    ---------    ---------
       Net income                                           $  65,232    $ 420,577    $ 122,464
                                                            =========    =========    =========

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


       The following represents parent company only statements of cash flows for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                                  1997         1996         1995
                                                                  ----         ----         ----
Cash flows from operating activities:
   Net income                                                  $  65,232    $ 420,577    $ 122,464
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Amortization of discount on senior notes                      744          523           --
       Amortization of deferred issuance costs                     1,825        1,167           --
       Decrease (increase) other assets and deferred charges         876       (2,332)          --
       Increase (decrease) in other liabilities                    1,775       (2,163)          --
       (Decrease) increase in accrued interest payable                (6)      11,849           --
       Minority interest - FN Holdings preferred stock            12,791        4,815           --
       Minority interest - Hunter's Glen                          29,716      113,146       24,554
       Equity in undistributed net income of FN Holdings        (104,493)    (519,621)    (117,833)
                                                               ---------    ---------    ---------
       Net cash provided by operating activities                   8,460       27,961       29,185
                                                               ---------    ---------    ---------

Cash flows provided by investing activities:
    Redemption of FN Holdings' class C common stock                   --      124,670       60,801
                                                               ---------    ---------    ---------
      Net cash provided by investing activities                       --      124,670       60,801
                                                               ---------    ---------    ---------

Cash flows used in financing activities:
    Proceeds from issuance of senior notes                            --      434,083           --
    Capital contribution                                              49        1,819           --
    Capital distribution                                              --     (434,083)          --
    Dividends                                                     (8,509)    (154,450)     (89,986)
                                                               ---------    ---------    ---------
      Net cash used in financing activities                       (8,460)    (152,631)     (89,986)
                                                               ---------    ---------    ---------

    Net change in cash and cash equivalents                           --           --           --
    Cash and cash equivalents at beginning of year                    --           --           --
                                                               ---------    ---------    ---------
    Cash and cash equivalents at end of year                   $      --    $      --    $      --
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

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(35) Subsequent Events (Unaudited)

     GSAC Acquisition

     On February 4, 1998, Auto One completed the GSAC Acquisition in a transaction accounted for under the purchase method of accounting. GSAC engaged in sub-prime automobile financing activities and provided loan processing, funding and loan servicing primarily in the states of Texas, Louisiana and Georgia. The purchase price paid was $22.5 million and the issuance of 250 shares of Auto One's common stock. The estimated fair value of assets acquired was approximately $102.9 million consisting of approximately 7,400 loans.

     Golden State Merger

     On February 4, 1998, Parent Holdings and Hunter's Glen entered into a definitive merger agreement ("Golden State Merger Agreement") with Golden State Bancorp Inc. ("Golden State"), the publicly traded parent company of Glendale Federal Bank, Federal Savings Bank ("Glendale Federal"), pursuant to which Parent Holdings, Hunter's Glen and Golden State agreed to a tax-free exchange of shares in a merger transaction (the "Golden State Merger"). Following the Golden State Merger, the combined parent company, Golden State, will have 135 to 145 million common shares outstanding and will continue to be a publicly traded company. As part of the Golden State Merger Agreement, Glendale Federal will be merged with and into California Federal.

     The terms of the Golden State Merger Agreement provide for Golden State shareholders to retain ownership of approximately 55% to 58% of the merged entity, based on the average trading price of Golden State shares during a period preceding the close of the transaction, as determined after distribution of Golden State's share of certain litigation interests. The remaining ownership of the merged entity will be retained by the principal shareholders of California Federal, Gerald J. Ford, chairman and chief executive officer of the Bank, and MacAndrews & Forbes Holdings Inc. As part of the Golden State Merger Agreement, the owners of Parent Holdings will receive, after a final resolution of the Cal Fed Litigation, additional Golden State stock.

     The Golden State Merger will be accounted for as a purchase. Golden State's assets, liabilities and other items will be adjusted to their estimated fair value at the closing date of the merger.

     As a result of the Golden State Merger, Parent Holdings and its subsidiaries will deconsolidate from the Mafco Group. Therefore, the amount of net operating loss carryovers available to offset the taxable income of Parent Holdings and its subsidiaries will be reduced. See note 27.

     As of December 31, 1997, Glendale Federal had total assets of approximately $16.0 billion and deposits of $9.5 billion, and operated 181 branches and 26 loan offices in California. During 1997, Golden State has entered into agreements to acquire Redfed Bancorp Inc. ("Redfed") and its federal savings bank subsidiary, Redlands Federal Bank, in a tax-free stock-for-stock merger, and CENFED Financial Corporation ("CENFED") and its federal savings bank subsidiary, CenFed Bank, in a tax-free exchange of shares. At December 31, 1997, Redfed and CENFED had total assets of approximately $1.0 billion and $2.2 billion, respectively, and deposits of $.8 billion and $1.2 billion, respectively. On a pro forma basis at December 31, 1997, Golden State would have consolidated assets of $19.2 billion and deposits of $11.9 billion. Further, on a pro forma basis, the merged entities (including Redfed and CENFED) would have consolidated assets of $51.9 billion and deposits of $28.1 billion at December 31, 1997.

     The Golden State Merger is subject to regulatory and stockholder approval and is expected to close during the third quarter of 1998.

                                 EXHIBIT INDEX

2.1 Agreement and Plan of Reorganization, dated as of February 4, 1998, by and among First Nationwide (Parent) Holdings Inc., First Nationwide Holdings Inc., First Gibraltar Holdings, Inc., Hunter's Glen/Ford, Ltd. Golden State Bancorp Inc. and Golden State Financial Corporation. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 4, 1998 (the "February 1998 Form 8-K")).

3.1 Third Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-4026)).

3.2 By-laws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-4026)).

4.1 Indenture, dated as of April 15, 1996 between the Registrant and The Bank of New York, as trustee, relating to the 12 1/2% Senior Exchange Notes due 2003. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-4026)).

4.2 Indenture, dated as of September 19, 1996, between First Nationwide Escrow Corp. and The Bank of New York, as trustee, relating to the 10 5/8% Senior Subordinated Exchange Notes Due 2003 (the "10 5/8% Notes"). (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to FN Holdings Registration Statement on Form S-1 (File No. 333-21015)).

4.3 First Supplemental Indenture, dated as of January 3, 1997, among FN Holdings, First Nationwide Escrow Corp. and The Bank of New York, as trustee, relating to the 10 5/8% Notes. (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

4.4 Indenture, dated as of January 31, 1996, between FN Holdings and The Bank of New York, as trustee, relating to the 9 1/8% Senior Subordinated Exchange Notes Due 2003. (Incorporated by reference to Exhibit 4.1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-00854)).

4.5 Indenture, dated as of July 15, 1994, between FN Holdings and The First National Bank of Boston, as trustee, relating to the 12 1/4% Senior Exchange Notes Due 2001 (the "12 1/4% Senior Note Indenture"). (Incorporated by reference to Exhibit 4.1 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

4.6 First Supplemental Indenture, dated as of January 17, 1997, between FN Holdings and State Street Bank and Trust Company, as trustee, supplementing the 12 1/4% Senior Note Indenture. (Incorporated by reference to Exhibit 4.5 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

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

4.10 Indenture, dated February 15, 1986, between Cal Fed Bancorp Inc. and Manufacturers Hanover Trust Company, as trustee, relating to the 6 1/2% Convertible Subordinated Debentures Due 2001 (the "6 1/2% Convertible Debenture Indenture"). (Incorporated by reference to Exhibit 4.11 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

4.11 First Supplemental Indenture, dated as of December 16, 1992, among Cal Fed Bancorp Inc., XCF Acceptance Corporation, California Federal Bank, A Federal Savings Bank, and Chemical Bank, supplementing the 6 1/2% Convertible Debenture Indenture. (Incorporated by reference to Exhibit
       4.12 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

4.12 Second Supplemental Indenture dated as of December 13, 1996 among XCF Acceptance Corporation, California Federal Bank, A Federal Savings Bank, and The Chase Manhattan Bank, as trustee, supplementing the 6 1/2% Convertible Debenture Indenture. (Incorporated by reference to Exhibit
       4.13 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

4.13 Third Supplemental Indenture dated as of December 13, 1996 among Cal Fed Bancorp Inc., XCF Acceptance Corporation, California Federal Bank, A Federal Savings Bank, and The Chase Manhattan Bank, as Trustee, supplementing the 6 1/2% Convertible Debenture Indenture. (Incorporated by reference to Exhibit 4.14 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

4.14 Fourth Supplemental Indenture dated as of December 13, 1996 among Cal Fed Bancorp Inc., XCF Acceptance Corporation, and The Chase Manhattan Bank, as trustee, supplementing the 6 1/2% Convertible Debenture Indenture. (Incorporated by reference to Exhibit 4.15 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

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

10.6 Exchange Agreement dated October 20, 1994 between Carl B. Webb and FN Holdings. (Incorporated by reference to Exhibit 10.11 to FN Holdings' Registration Statement on Form S-1 (File No. 333-00854)).

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

10.10 Amendment to Employment Agreement between California Federal Bank, A Federal Savings Bank, and Gerald J. Ford, dated as of January 1, 1998.

10.11 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Carl B. Webb, II, dated as of February 1, 1995. (Incorporated by reference to Exhibit 10.14 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

10.12 Amendment to Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and Carl B. Webb, II. (Incorporated by reference to Exhibit 10.1 to FN Holdings' Current Report on Form 8-K dated August 30, 1996 ( the "August 1996 Form 8-K")).

10.13 Employment Agreement dated as of January 1, 1998 between California Federal Bank, A Federal Savings Bank, and Carl B. Webb II.

10.14 Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and Christie S. Flanagan. (Incorporated by reference to Exhibit 10.4 to the August 1996 Form 8-K.)

10.15 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and James R. Staff, dated as of February 1, 1995. (Incorporated by reference to Exhibit 10.16 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

10.16 Amendment to Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and James R. Staff. (Incorporated by reference to Exhibit 10.3 to the August 1996 Form 8-K.)

10.17 Employment Agreement dated as of January 1, 1998 between California Federal Bank, A Federal Savings Bank, and J. Randy Staff.

10.18 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Lacy G. Newman, Jr. dated as of February 1, 1995. (Incorporated by reference to Exhibit 10.17 to FN Holdings' Registration Statement on Form S-1 (File No. 333-00854)).

10.19 Amendment to Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and Lacy G. Newman, Jr. (Incorporated by reference to Exhibit 10.5 to the August 1996 Form 8-K.)

10.20 Employment Agreement dated as of January 1, 1998, between California Federal Bank, A Federal Savings Bank, and Lacy G. Newman, Jr.

10.21 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Roger L. Gordon as of January 20, 1996. (Incorporated by reference to Exhibit 10.15 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1995.)

10.22 Employment Agreement dated as of January 1, 1996, between First Nationwide, A Federal Savings Bank and Richard P. Hodge. (Incorporated by reference to Exhibit 10.16 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1995.)

10.23 Amendment to Employment Agreement, dated as of June 1, 1996, between First Nationwide Bank, A Federal Savings Bank, and Richard P. Hodge (Incorporated by reference to Exhibit 10.2 to the August 1996 Form 8-K.)

10.24 Employment Agreement between First Nationwide Mortgage Corporation, and Walter C. Klein, Jr., dated as of January 8, 1996. (Incorporated by reference to Exhibit 10.43 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

10.25 Amendment to Employment Agreement dated as of July 10, 1997, between First Nationwide Mortgage Corporation and Walter C. Klein, Jr.

10.26 Post-Employment Consulting Agreement between California Federal Bank, A Federal Savings Bank and Edward G. Harshfield, dated January 6, 1997. (Incorporated by reference to Exhibit 10.44 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

10.27 Special Bonus Agreement, dated as of November 25, 1996, by and between First Nationwide Holdings Inc. and Carl B. Webb. (Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)

10.28 Mortgage Company Asset Sale Agreement by and among Resolution Trust Corporation as conservator for Standard Federal Savings Association, America's Mortgage Servicing, Inc., A Mortgage Company, America's Lending Network, Inc., and Stanfed Financial Services, Inc.; and First Nationwide Mortgage Corporation dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.18 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

10.29 Receivables Sale Agreement by and among Resolution Trust Corporation as conservator for Standard Federal Savings Association, America's Mortgage Servicing, Inc., A Mortgage Company, and America's Lending Network, Inc.; and First Nationwide Mortgage Corporation, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.19 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

10.30 Purchase and Sale Agreement by and between Resolution Trust Corporation in its corporate capacity and First Nationwide Mortgage Corporation, dated as of December 1, 1994. (Incorporated by reference to Exhibit
       10.20 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

10.31 Purchase and Sale Agreement by and among Resolution Trust Corporation as receiver of or conservator for certain associations and First Nationwide Mortgage Corporation, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.21 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

10.32 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated December 2, 1994, regarding the Mortgage Company Asset Sale Agreement, Receivable Sales Agreement, and two Purchase and Sales Agreements among such parties, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.22 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

10.33 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 23, 1995, regarding the Mortgage Company Asset Sale Agreement, Receivable Sales Agreement, and two Purchase and Sales Agreements among such parties, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.23 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

10.34 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 24, 1995, regarding the Mortgage Company Asset Sale Agreement among such parties, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.24 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

10.35 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 28, 1995, regarding the Mortgage Company Asset Sale Agreement among such parties, dated as of December 1, 1994 (power of attorney matters). (Incorporated by reference to Exhibit 10.25 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

10.36 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 28, 1995, regarding the Mortgage Company Asset Sale Agreement among such parties, dated as of December 1, 1994 (amendments to schedules). (Incorporated by reference to Exhibit 10.26 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

10.37 Agreement for Provision of Services between First Nationwide Bank, A Federal Savings Bank and Trans Network Insurance Services, Inc. (then named "First Gibraltar (Parent) Holdings Inc."), dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.27 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

10.38 Assignment from Trans Network Insurance Services Inc. to First Nationwide Management Corp. of Agreement for Provision of Services. (Incorporated by reference to Exhibit 10.37 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1995.)

10.39 Asset Purchase Agreement between Trans Network Insurance Services Inc. and FNC Insurance Agency, Inc. dated effective June 1, 1995. (Incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

10.40 Trans Network Marketing and Support Services Agreement between First Nationwide Bank, A Federal Savings Bank, and Trans Network Insurance Services Inc. dated effective June 1, 1995. (Incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

10.41 Amendment No. 2 to Lease between First Nationwide Bank, A Federal Savings Bank, and RNM 135 Main, L.P. dated April 6, 1995. (Incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

10.42 Consulting Agreement between First Nationwide Management Corp. and Gerald J. Ford dated as of October 1, 1994. (Incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654)).

10.43 Amendment to Consulting Agreement between First Nationwide Management Corp. and Gerald J. Ford, dated effective December 17, 1997.

10.44 First Amendment, dated as of January 1, 1995, by and among First Nationwide Management Corp., Diamond A-Ford Corporation, Trans Network Insurance Services, Inc. and Gerald J. Ford, supplementing the Consulting Agreement between First Nationwide Management Corp. and Gerald J. Ford dated as of October 1, 1994. (Incorporated by reference to Exhibit 10.33 to FN Holdings' Registration Statement on Form S-1 (File No. 333-00854)).

10.45 Management Incentive Plan for Certain Employees of First Nationwide Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit
       10.34 to FN Holdings' Registration Statement on Form S-1 (File No. 333-00854)).

10.46  Deferred Executive Compensation Program.

10.47 Reimbursement and Expense Allocation Agreement, dated as of January 1, 1996, by and between First Nationwide Management Corp. and FN Holdings. (Incorporated by reference to Exhibit 10.35 to FN Holdings' Registration Statement on Form S-1 (File No. 333-00854)).

10.48 Registration Agreement, dated September 13, 1996, among FN Holdings Inc., First Nationwide Escrow Corp. and the initial purchasers named therein relating to the 10 5/8% Notes. (Incorporated by reference to Exhibit 4.20 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

10.49 Amended and Restated Agreement and Plan of Merger dated as of the 27th day of July, 1996 by and among First Nationwide Holdings Inc., CFB Holdings, Inc., Cal Fed Bancorp Inc. and California Federal Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit 2.1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015)).

10.50 Stock Option Agreement, dated as of February 4, 1998, by and between Golden State Bancorp Inc. and First Nationwide (Parent) Holdings Inc. (Incorporated by reference to Exhibit 99.1 to the February 1998 Form 8-K.)

10.51 Litigation Management Agreement, dated as of February 4, 1998, by and among Golden State Bancorp Inc., Glendale Federal Bank, Federal Savings Bank, California Federal Bank, A Federal Savings Bank, Stephen J. Trafton and Richard A. Fink. (Incorporated by reference to Exhibit 99.2 to the February 1998 Form 8-K.)

12.1 Statement regarding the computation of ratio of earnings to combined fixed charges and minority interest for the Registrant.

21.1   Subsidiaries of the Registrant.

24.1   Power of Attorney executed by Ronald O. Perelman.

24.2   Power of Attorney executed by Howard Gittis.

27.1   Financial Data Schedule.