Form 10-Q
period 1998-06-30
FIRST NATIONWIDE PARENT HOLDINGS INC
filed 1998-08-13
CIK 1013229

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended     June 30, 1998
                              ------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from      N/A       to     N/A
                              ---------------   -------------------

Commission File Number:      333-4026
                       ---------------------------------------------------------

                    First Nationwide (Parent) Holdings Inc.
--------------------------------------------------------------------------------
             Exact name of registrant as specified in its charter)


        Delaware                                         13-3778550
--------------------------------------------------------------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                  Identification No.)

135 Main Street, San Francisco, CA                         94105
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                                 415-904-0100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No


     The number of shares outstanding of registrant's classes of $1.00 par value common stock, as of the close of business on August 10, 1998: 1,000 shares of common stock.

                               Page 1 of 38 pages
                           Exhibit index on page: 37

                    FIRST NATIONWIDE (PARENT) HOLDINGS INC.
                    SECOND QUARTER 1998 REPORT ON FORM 10-Q
                               TABLE OF CONTENTS


                                                                                                  Page No.
PART I.       FINANCIAL INFORMATION                                                               --------
              ---------------------
     Item 1.  Consolidated Financial Statements

              Unaudited Consolidated Balance Sheets
              June 30, 1998 and December 31, 1997........................................................3

              Unaudited Consolidated Statements of Income
              Six months ended June 30, 1998 and 1997....................................................4

              Unaudited Consolidated Statements of Income
              Three months ended June 30, 1998 and 1997..................................................5

              Unaudited Consolidated Statements of Comprehensive Income
              Six months ended June 30, 1998 and 1997....................................................6

              Unaudited Consolidated Statements of Comprehensive Income
              Three months ended June 30, 1998 and 1997..................................................7

              Unaudited Consolidated Statement of Stockholder's Equity
              Six months ended June 30, 1998.............................................................8

              Unaudited Consolidated Statements of Cash Flows
              Six months ended June 30, 1998 and 1997....................................................9

              Notes to Unaudited Consolidated Financial Statements......................................11

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............................................15


PART II.      OTHER INFORMATION
              -----------------

     Item 1.  Legal Proceedings.........................................................................36

     Item 2.  Changes in Securities.....................................................................36

     Item 3.  Defaults Upon Senior Securities...........................................................36

     Item 4.  Submission of Matters to a Vote of Security Holders.......................................37

     Item 5.  Other Information.........................................................................37

     Item 6.  Exhibits and Reports on Form 8-K..........................................................37



            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                                  (Unaudited)
                 (dollars in thousands, except per share data)


                                                                                         June 30,    December 31,
                                                                                          1998          1997
                      Assets                                                              ----          ----
                      ------
Cash and amounts due from banks                                                     $   345,921    $   350,214
Interest-bearing deposits in other banks                                                  2,081         36,164
Short-term investment securities                                                         35,404         25,933
                                                                                    -----------    -----------
     Cash and cash equivalents                                                          383,406        412,311

Securities available for sale, at fair value                                            783,029        813,085
Securities held to maturity                                                              58,557         58,299
Mortgage-backed securities available for sale, at fair value                          8,037,170      5,076,598
Mortgage-backed securities held to maturity                                           1,143,112      1,337,877
Loans held for sale, net                                                              1,725,497      1,483,466
Loans receivable, net                                                                18,626,425     19,424,410
Investment in Federal Home Loan Bank ("FHLB") System                                    540,127        468,191
Office premises and equipment, net                                                      179,278        159,349
Foreclosed real estate, net                                                              64,892         76,997
Accrued interest receivable                                                             207,422        188,203
Intangible assets (net of accumulated amortization of
     $83,523 in 1998 and $60,294 in 1997)                                               656,177        675,927
Mortgage servicing rights                                                               669,056        536,703
Other assets                                                                            975,877        650,740
                                                                                    -----------    -----------
          Total assets                                                              $34,050,025    $31,362,156
                                                                                    ===========    ===========


                  Liabilities, Minority Interest and Stockholder's Equity
                  -------------------------------------------------------
Deposits                                                                            $16,044,288    $16,202,605
Securities sold under agreements to repurchase                                        2,861,604      1,842,442
Borrowings                                                                           12,739,591     11,232,530
Other liabilities                                                                       729,599        702,959
                                                                                    -----------    -----------
          Total liabilities                                                          32,375,082     29,980,536
                                                                                    -----------    -----------

Commitments and contingencies                                                                --             --

Minority interest                                                                     1,213,967      1,175,704

Stockholder's equity:
      Common stock, $1.00 par value, 1,000 shares
          authorized, issued and outstanding                                                  1              1
      Additional paid-in capital                                                             --             --
      Net unrealized holding gain on securities available for sale                       22,481         28,129
      Retained earnings (substantially restricted)                                      438,494        177,786
                                                                                    -----------    -----------
          Total stockholder's equity                                                    460,976        205,916
                                                                                    -----------    -----------
          Total liabilities, minority interest and stockholder's equity             $34,050,025    $31,362,156
                                                                                    ===========    ===========


See accompanying notes to unaudited consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)
                                 (in thousands)


                                                                                            1998              1997
                                                                                            ----              ----
Interest income:
         Loans receivable                                                               $ 761,340          $ 779,663
         Mortgage-backed securities available for sale                                    178,529            134,432
         Mortgage-backed securities held to maturity                                       47,433             58,869
         Loans held for sale                                                               58,230             37,627
         Securities available for sale                                                     28,286             25,278
         Securities held to maturity                                                        1,572                929
         Interest-bearing deposits in other banks                                           1,571              3,790
                                                                                        ---------          ---------
                  Total interest income                                                 1,076,961          1,040,588
                                                                                        ---------          ---------

Interest expense:
         Deposits                                                                         355,202            374,787
         Securities sold under agreements to repurchase                                    57,049             72,786
         Borrowings                                                                       369,151            287,290
                                                                                        ---------          ---------
                  Total interest expense                                                  781,402            734,863
                                                                                        ---------          ---------
                  Net interest income                                                     295,559            305,725
Provision for loan losses                                                                  20,000             39,900
                                                                                        ---------          ---------
                  Net interest income after provision for loan losses                     275,559            265,825
                                                                                        ---------          ---------

Noninterest income:
         Loan servicing fees, net                                                          71,363             74,979
         Customer banking fees and service charges                                         51,197             46,752
         Gain on sale of loans, net                                                        36,124             11,358
         (Loss) gain on sale of branches                                                      (86)             1,069
         Loss on sale of assets, net                                                         (181)              (214)
         Dividends on FHLB stock                                                           14,562             11,975
         Other income                                                                      11,755             15,368
                                                                                        ---------          ---------
                  Total noninterest income                                                184,734            161,287
                                                                                        ---------          ---------

Noninterest expense:
         Compensation and employee benefits                                               127,620            127,502
         Occupancy and equipment                                                           41,406             40,844
         Savings Association Insurance Fund deposit insurance premium                       5,054              5,450
         Loan expense                                                                      23,500             33,966
         Marketing                                                                          9,914              7,684
         Professional fees                                                                 19,609             22,198
         Data processing                                                                    6,897              6,182
         Foreclosed real estate operations, net                                            (5,138)              (857)
         Amortization of intangible assets                                                 23,229             24,595
         Other                                                                             50,626             57,804
                                                                                        ---------          ---------
                  Total noninterest expense                                               302,717            325,368
                                                                                        ---------          ---------


Income before income taxes and minority interest                                          157,576            101,744
Income tax (benefit) expense                                                             (223,818)            19,218
                                                                                        ---------          ---------
Income before minority interest                                                           381,394             82,526
Minority interest                                                                         118,660             62,900
                                                                                        ---------          ---------
                  Net income                                                            $ 262,734         $   19,626
                                                                                        =========         ==========


See accompanying notes to unaudited consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)
                                 (in thousands)


                                                                                            1998              1997
                                                                                            ----              ----
Interest income:
         Loans receivable                                                                $376,620           $389,020
         Mortgage-backed securities available for sale                                     97,027             73,427
         Mortgage-backed securities held to maturity                                       22,576             28,929
         Loans held for sale                                                               30,894             20,374
         Securities available for sale                                                     14,563             14,307
         Securities held to maturity                                                          698                858
         Interest-bearing deposits in other banks                                           1,161                922
                                                                                         --------           --------
                  Total interest income                                                   543,539            527,837
                                                                                         --------           --------

Interest expense:
         Deposits                                                                         177,027            187,767
         Securities sold under agreements to repurchase                                    30,521             38,403
         Borrowings                                                                       190,988            149,298
                                                                                         --------           --------
                  Total interest expense                                                  398,536            375,468
                                                                                         --------           --------
                  Net interest income                                                     145,003            152,369
Provision for loan losses                                                                  10,000             19,950
                                                                                         --------           --------
                  Net interest income after provision for loan losses                     135,003            132,419
                                                                                         --------           --------

Noninterest income:
         Loan servicing fees, net                                                          34,401             35,265
         Customer banking fees and service charges                                         25,851             24,233
         Gain on sale of loans, net                                                        21,619              8,489
         Gain on sale of branches                                                              --              1,069
         Gain (loss) on sale of assets, net                                                   198               (236)
         Dividends on FHLB stock                                                            7,555              6,013
         Other income                                                                       5,332              7,615
                                                                                         --------           --------
                  Total noninterest income                                                 94,956             82,448
                                                                                         --------           --------

Noninterest expense:
         Compensation and employee benefits                                                64,639             63,022
         Occupancy and equipment                                                           19,923             20,162
         Savings Association Insurance Fund deposit insurance premium                       2,481              2,797
         Loan expense                                                                      13,905             26,142
         Marketing                                                                          6,409              3,616
         Professional fees                                                                 10,899             13,095
         Data processing                                                                    4,057              3,247
         Foreclosed real estate operations, net                                            (3,418)            (1,862)
         Amortization of intangible assets                                                 12,140             12,489
         Other                                                                             26,426             28,936
                                                                                         --------           --------
                  Total noninterest expense                                               157,461            171,644
                                                                                         --------           --------

Income before income taxes and minority interest                                           72,498             43,223
Income tax (benefit) expense                                                             (237,708)             9,024
                                                                                         --------           --------
Income before minority interest                                                           310,206             34,199
Minority interest                                                                          82,886             31,061
                                                                                         --------           --------
                  Net income                                                             $227,320           $  3,138
                                                                                         ========           ========


See accompanying notes to unaudited consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)
                                 (in thousands)


                                                         1998           1997
                                                         ----           ----
Net income                                             $262,734       $19,626

Other comprehensive income, net of tax:
  Unrealized holding (loss) gain on securities
  available for sale:
    Unrealized holding (loss) gain arising               (5,196)        5,444
      during the period
    Less: reclassification adjustment for gains
      included in net (loss) gain                          (452)           (3)
                                                       --------       -------
  Other comprehensive (loss) income                      (5,648)        5,441
                                                       --------       -------
Comprehensive income                                   $257,086       $25,067
                                                       ========       =======


See accompanying notes to unaudited consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)
                                 (in thousands)



                                                         1998           1997
                                                         ----           ----
Net income                                            $227,320       $  3,138

Other comprehensive income, net of tax:
  Unrealized holding loss on securities
  available for sale:
     Unrealized holding loss arising during             (2,112)       (15,042)
     the period
     Less: reclassification adjustment for gains
     included in net loss                                 (333)            (3)
                                                      --------       --------
  Other comprehensive loss                              (2,445)       (15,045)
                                                      --------       --------
Comprehensive income (loss)                           $224,875       $(11,907)
                                                      ========       ========



See accompanying notes to unaudited consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
                                  (Unaudited)
                                 (in thousands)


                                                                   Net unrealized
                                                    Additional    holding gains on                       Total
                                         Common      paid-in        securities         Retained      stockholder's
                                         stock       capital     available for sale    earnings          equity
                                         -----      ----------   ------------------    ---------     -------------
Balance at December 31, 1997              $1           $ --             $28,129         $177,786         $205,916

Net income                                --             --                  --          262,734          262,734

Capital contribution                      --             28                  --               --               28

Redemption of Additional FN
   Holdings Preferred Stock               --             --                  --              630              630

Dividends to parent                       --            (28)                 --           (2,656)          (2,684)

Change in net unrealized
   holding gains on securities
   available for  sale                    --             --              (5,648)              --           (5,648)
                                          --           ----             -------         --------         --------
Balance at June 30, 1998                  $1           $ --             $22,481         $438,494         $460,976
                                          ==           ====             =======         ========         ========



  See accompanying notes to unaudited consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)
                                 (in thousands)



                                                                                       1998             1997
                                                                                       ----             ----
Cash flows from operating activities:
Net income                                                                         $  262,734      $    19,626
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
  Amortization of intangible assets                                                    23,229           24,595
  Accretion of purchase accounting premiums and discounts, net                         (3,675)          (9,882)
  Accretion of discount on borrowings                                                     372              372
  Amortization of mortgage servicing rights                                            57,074           51,070
  Provision for loan losses                                                            20,000           39,900
  Loss on sales of assets, net                                                            181              214
  Loss (gain) on sale of branches                                                          86           (1,069)
  Gain on sales of foreclosed real estate, net                                         (8,403)          (7,191)
  Loss on sale of loans, net                                                           65,491           51,816
  Depreciation and amortization of office premises and equipment                       11,225            7,603
  Amortization of deferred debt issuance costs                                          4,351            3,379
  FHLB stock dividends                                                                (14,562)         (11,975)
  Capitalization of originated mortgage servicing rights
    and excess servicing fees receivable                                             (101,615)         (63,174)
  Purchases and originations of loans held for sale                                (4,847,904)      (3,024,959)
  Proceeds from the sale of loans held for sale                                     4,537,939        2,962,052
  (Increase) decrease in other assets                                                (335,037)         107,353
  Increase in accrued interest receivable                                             (18,649)         (15,004)
  Increase (decrease) in other liabilities                                             31,358             (733)
  Minority interest                                                                   118,660           59,048
                                                                                   ----------      -----------
    Net cash (used in) provided by operating activities                              (197,145)         193,041
                                                                                   ----------      -----------



See accompanying notes to unaudited consolidated financial statements.

                                                                     (Continued)

           FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)
                                (in thousands)



                                                                                        1998             1997
                                                                                        ----             ----
Cash flows from investing activities:
  Acquisitions:
  Cal Fed Acquisition                                                           $         --      $  (161,196)
  GSAC Acquisition                                                                   (13,577)              --
  Mortgage loan servicing rights and operations                                           --           (7,728)
  Purchases of securities available for sale                                        (513,957)        (607,845)
  Proceeds from maturities of securities available for sale                          549,442          204,888
  Purchases of securities held to maturity                                              (615)         (58,149)
  Proceeds from maturities of securities held to maturity                                357            4,374
  Purchases of mortgage-backed securities available for sale                      (4,083,863)      (1,743,072)
  Principal payments on mortgage-backed securities available for sale              1,107,314          345,823
  Proceeds from sales of mortgage-backed securities available for sale                 3,253           22,184
  Principal payments on mortgage-backed securities held to maturity                  194,445          136,207
  Net decrease in loans receivable                                                   728,600          652,385
  Purchases of FHLB stock, net                                                       (71,936)              --
  Purchases of office premises and equipment                                         (37,221)         (24,264)
  Proceeds from disposal of office premises and equipment                              5,840            1,828
  Proceeds from sales of foreclosed real estate                                       76,424           67,216
  Purchases of mortgage servicing rights                                             (63,628)         (21,230)
                                                                                  ----------       ----------
      Net cash flows used in investing activities                                 (2,119,122)      (1,188,579)
                                                                                  ----------       ----------

Cash flows from financing activities:
  Branch Sales                                                                            --          (21,683)
  Net decrease in deposits                                                          (157,876)        (810,276)
  Proceeds from additional borrowings                                             11,829,493        9,147,953
  Principal payments on borrowings                                               (10,321,926)      (8,598,582)
  Net increase in securities sold under agreements to repurchase                   1,019,260          500,856
  Proceeds from FN Escrow Merger                                                          --          605,347
  Issuance of REIT Preferred Stock, net                                                   --          485,959
  Dividends to Parent                                                                 (2,628)              --
  Redemption of FN Holdings/FN Escrow Preferred Stock                                     --          (17,250)
  Redemption of FN Holdings Preferred Stock                                          (25,000)         (62,500)
  Dividends paid to minority stockholders, net of taxes                              (53,933)         (61,668)
  Issuance costs of FN Holdings Preferred Stock                                           --             (440)
  Capital contribution                                                                    --               39
  Capital distribution to parent                                                         (28)              --
                                                                                  ----------       ----------
      Net cash flows provided by financing activities                              2,287,362        1,167,755
                                                                                  ----------       ----------

Net change in cash and cash equivalents                                              (28,905)         172,217
Cash and cash equivalents at beginning of period                                     412,311          269,869
                                                                                  ----------       ----------
Cash and cash equivalents at end of period                                        $  383,406        $ 442,086
                                                                                  ==========       ==========





See accompanying notes to unaudited consolidated financial statements.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation
    ---------------------

         The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three and six month periods in the prior year have been reclassified to conform with the current period's presentation.

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

         Minority interest represents amounts attributable to (i) the Bank Preferred Stock, (ii) the preferred stock of FN Holdings, (iii) the preferred stock ("REIT Preferred Stock") of California Federal Preferred Capital Corporation, a wholly owned subsidiary of the Bank, (iv) that portion of stockholder's equity of Auto One Acceptance Corporation, a subsidiary of the Bank ("Auto One"), attributable to 20% of its common stock, and (v) the results of operations and equity of FN Holdings attributable to its class B common stock, which is owned by Hunter's Glen/Ford Ltd. ("Hunter's Glen").

         Earnings per share data is not presented due to the limited ownership of the Company. Parent Holdings is a holding company whose only significant asset is its indirect ownership of 80% of the common stock of the Bank, and therefore all activities for the consolidated entity are carried out by the Bank and its operating subsidiaries.

(2) Acquisitions and Divestitures
    -----------------------------

         On February 4, 1998, Auto One acquired 100% of the partnership interests in Gulf States Acceptance Company, a Delaware limited partnership ("GSAC") and its general partner, Gulf States Financial Services, Inc., a Texas corporation. GSAC was liquidated and its assets and liabilities were transferred to Auto One (the "GSAC Acquisition"). The aggregate consideration paid in connection with the GSAC Acquisition was approximately $13.6 million plus a 20% interest in the common stock of Auto One.

         On February 4, 1998, Parent Holdings and Hunter's Glen entered into a definitive merger agreement ("Golden State Merger Agreement") with Golden State Bancorp Inc. ("Golden State"), the publicly traded parent company of Glendale Federal Bank, Federal Savings Bank ("Glendale Federal"), pursuant to which, Parent Holdings, Hunter's Glen and Golden State agreed to a tax-free exchange of shares in a merger transaction (the "Golden State Merger"), to be accounted for under the purchase method of accounting. In connection with the execution of the Golden State Merger Agreement, Golden State, Glendale Federal, the Bank, Stephen J. Trafton, Chairman of the Board, President and Chief Executive Officer of Golden State and Richard A. Fink, Vice Chairman of Golden State, entered into a Litigation Management Agreement ("Litigation Management Agreement") pursuant to which, among other things, Messrs. Trafton and Fink will oversee and manage the California Federal Litigation (hereinafter defined) and continue to oversee and manage similar litigation being prosecuted by Glendale Federal, following the consummation of the Golden State Merger. Following the Golden State Merger, the combined parent company, Golden State, will have approximately 135 to 145 million common shares outstanding and will continue to be a publicly traded company. As part of the Golden

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

State Merger Agreement, Glendale Federal will be merged with and into the Bank. At March 31, 1998, Glendale Federal had total assets of approximately $15.9 billion and deposits of $9.7 billion and operated 181 branches and 26 loan offices in California. The Golden State Merger is subject to regulatory and stockholder approval and is expected to close during the third quarter of 1998.

         On March 29, 1998, the Company signed a definitive agreement to sell its Florida bank franchise (consisting of 24 branches with deposits of $1.5 billion) to Union Planters Bank of Florida, a wholly owned subsidiary of Union Planters Corp. (the "Florida Branch Sale"). The Company expects to record a pre-tax gain of approximately $110 million in connection with the Florida Branch Sale, representing a deposit premium of approximately 7.5%. On June 2, 1998, the Company received regulatory approval for this transaction, which is expected to close during the third quarter of 1998.

(3) Cash, Cash Equivalents, and Statement of Cash Flows
    ---------------------------------------------------

         The Company uses the indirect method to present cash flows from operating activities. Cash paid for interest for the six months ended June 30, 1998 and 1997 was $775.7 million and $706.1 million, respectively.

         During the six months ended June 30, 1998, noncash activity consisted of transfers of $62.4 million from loans receivable to foreclosed real estate, $5.5 million of loans made to facilitate sales of real estate owned and transfers of $3.2 million from loans held for sale (at lower of cost or market) to mortgage-backed securities classified as trading securities upon the securitization of certain of the Bank's single-family loans. Noncash activity also includes the retirement of preferred stock of $.8 million, the issuance of additional preferred stock through preferred stock dividends of $.1 million and dividends to parent of $2.7 million.

         During the six months ended June 30, 1997, noncash activity consisted of transfers of $86.8 million from loans receivable and $1.2 million from loans held for sale (at lower of cost or market) to foreclosed real estate, $21.6 million of loans made to facilitate sales of real estate owned, the issuance of additional preferred stock through preferred stock dividends of $1.4 million and the forgiveness of a $19 million loan from an affiliate of FN Holdings in exchange for the redemption of the FN Holdings/FN Escrow Preferred Stock.

(4) Minority Interest
    -----------------

         In connection with the GSAC Acquisition, Auto One issued 250 shares of its common stock, par value $1.00 per share, representing a 20% interest in Auto One. The carrying value of Auto One's common stockholders' equity attributable to the minority stockholders at June 30, 1998 is ($.2) million.

(5) Newly Issued Accounting Pronouncements
    --------------------------------------

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

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

         In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), an amendment of FASB Statements No. 87, No. 88 and No. 106. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful as they were when FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, were issued. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of disclosures for earlier periods provided for comparative purposes, if available. It is not expected that the Company will experience any material revision in its disclosures when SFAS No. 132 is adopted.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes standards for derivative instruments and for hedging activities, and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. SFAS No. 133 applies to all entities and amends FASB Statement No. 107, Disclosures About Fair Values of Financial Instruments, to include in Statement 107 the disclosure provisions about concentrations of credit risk from Statement 105. SFAS No. 133 supersedes FASB Statements No. 80, Accounting for Futures Contracts, No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, and No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. SFAS No. 133 also nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. Management has not yet completed its analysis of SFAS No. 133 and is unable to determine the effect, if any, implementation may have on the Company's consolidated financial statements.

(6) Subsequent Event
    ----------------

         On August 6, 1998, GS Escrow Corp. ("GS Escrow") issued $2 billion in debt securities ("GS Escrow Notes"). The GS Escrow Notes were issued to fund a series of refinancing transactions described below. Upon consummation of the Golden State Merger and the refinancing transactions, GS Escrow will be merged (the "GS Escrow Merger") with and into Golden State Holdings Inc. ("GS Holdings"), which is currently named New First Nationwide Holdings Inc. ("New FN Holdings") and is a newly formed subsidiary of FN Holdings. Upon consummation of the Golden State Merger and the GS Escrow Merger, the GS Escrow Notes will be obligations of New FN Holdings. GS Holdings was formed to acquire all of the assets of FN Holdings (including all of the common stock of the Bank) as part of the Golden State Merger.

         Prior to the consummation of the Golden State Merger, (i) FN Holdings (or an affiliate other than GS Escrow) is expected to commence cash tender offers and consent solicitations (collectively, the "Debt Tender Offers") for each of its three outstanding series of long-term notes (the "FN Holdings Notes") which together have a total aggregate principal balance of $915 million; and (ii) FN Holdings (or an affiliate other than GS Escrow Corp.) is expected to commence cash tender offers (the "Bank Preferred Stock Tender Offers") for each of the Bank's two outstanding series of preferred stock which together have a total aggregate liquidation preference of $473.2 million.

         The Debt Tender Offers and Bank Preferred Stock Tender Offers are expected to close subsequent to the closing of the Golden State Merger.

            FIRST NATIONWIDE (PARENT) HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

         After the closing of the Golden State Merger and concurrently with the closings of the Debt Tender Offers, Golden State Financial Corporation (an entity that will own 100% of the common stock of GS Holdings following the consummation of the Golden State Merger), as the successor obligor, is expected to give a 30-day notice of redemption for all of the outstanding $455 million aggregate principal amount of 12 1/2% Senior Notes Due 2003 of Parent Holdings (the "Parent Holdings Notes"), and to irrevocably deposit in trust money or government obligations in an amount sufficient to pay the redemption price therefor, together with any accrued and unpaid interest to the date of redemption, for the purpose of defeasing the Parent Holdings Notes (the "Parent Holdings Defeasance").

         The Debt Tender Offers, the Bank Preferred Stock Tender Offers and the Parent Holdings Defeasance will be financed with the net proceeds from the offering of the GS Escrow Notes and, to the extent required, a cash dividend from the Bank.

         There can be no assurance that all of the outstanding FN Holdings Notes will be tendered to and purchased by FN Holdings in the Debt Tender Offers. Any FN Holdings 12 1/4% Senior Notes that remain outstanding after the consummation of the Debt Tender Offers will rank pari passu with the GS Escrow Notes and any FN Holdings 9c% Senior Subordinated Notes or FN Holdings 10e% Senior Subordinated Notes that remain outstanding after the consummation of the Debt Tender Offers will be subordinated in right of payment to the GS Escrow Notes.

         It is not expected that all of the Bank Preferred Stock will be purchased in the Bank Preferred Stock Tender Offers. FN Holdings expects to purchase any outstanding Bank Preferred Stock not acquired in the Bank Preferred Stock Tender Offers once it becomes redeemable (April 1, 1999 in the case of the 10 5/8% Preferred Stock and September 1, 1999 in the case of the 11 1/2% Preferred Stock).

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

Acquisitions and Sales

         On February 4, 1998, Auto One consummated the GSAC Acquisition. The aggregate consideration paid was approximately $13.6 million plus a 20% interest in the common stock of Auto One.

Net Income

         Parent Holdings reported net income for the six months ended June 30, 1998 of $262.7 million compared with net income of $19.6 million for the corresponding period in 1997. Net income for the six months ended June 30, 1998 includes a $250 million reduction of the valuation allowance related to the Bank's deferred tax asset. Without consideration of this $250 million tax benefit, net income for the six months ended June 30, 1998 would be $12.7 million.

         Net interest income was $295.6 million for the six months ended June 30, 1998, compared to $305.7 million during the same period in 1997. The decrease in 1998 over 1997 is primarily due to a reduction in the net interest margin resulting from prepayments of higher rate interest-earning assets being replaced with interest-earning assets having comparatively lower rates, reflecting the relatively low level of interest rates in 1997 and 1998 and management's steps to limit interest rate risk.

Year 2000

         During the year ended December 31, 1997, the Company finalized its plan to address issues related to required changes in computer systems for the year 2000 ("Year 2000"). Issues arise because computer systems and related software may have been designed to recognize only dates that relate to the 20th century. Accordingly, if no changes are implemented, some computer systems would interpret "1/1/00" as January 1, 1900 instead of January 1, 2000. Additionally, some equipment, being controlled by microprocessor chips, may not deal appropriately with a year "00."

         The Company has developed and is currently executing a comprehensive plan to make its computer systems, applications and facilities Year 2000 ready. The plan covers four stages including (i) inventory, (ii) assessment, (iii) remediation and (iv) testing and certification. At year end 1997, the Company had completed virtually all of the inventory and assessment stages for its Company owned systems and applications. The remediation process is currently underway and the Company is utilizing both internal and external resources to reprogram, or replace where necessary, and test the software for Year 2000 modifications. The remediation process is targeted for completion by year-end 1998, while testing and certification of these systems and applications are currently targeted for completion by March 31, 1999.

         Parent Holdings has initiated communications with its critical external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to remediate their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

         It is expected that, by December 31, 1998, all issues related to Year 2000 will be addressed, either by programming changes to the Company's custom software, by programming changes implemented by third party vendors to purchased systems, or through the upgrading or purchase of Year 2000-compliant hardware and equipment. Extensive testing is expected to occur during 1999. Year 2000 is the highest priority project within the Information and Technology Services unit of the Company. It is currently expected that costs related to Year 2000, not including Year 2000 costs associated with the Golden State Merger, will total approximately $15.8 million over the years 1997 to 1999, of which $3.8 million and $5.2 million have been incurred during the six months ended June 30, 1998 and since the inception of the Year 2000 project, respectively. Costs related to Year 2000 will be funded through operating cash flows. Management believes there is no material risk that the Company will fail to address Year 2000 issues in a timely manner.

Financial Condition

         During the six months ended June 30, 1998, consolidated total assets increased $2.7 billion, to $34.0 billion, from December 31, 1997, and total liabilities increased from $30.0 billion to $32.4 billion.

         The Company's non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments and specific allowances for loan losses, foreclosed real estate, net, and repossessed assets, decreased to $227 million at June 30, 1998 compared with $272 million at December 31, 1997. Total non-performing assets as a percentage of the Bank's total assets decreased to
 .67% at June 30, 1998 from .87% at December 31, 1997.

RESULTS OF OPERATIONS

         Six Months Ended June 30, 1998 versus Six Months Ended June 30, 1997

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


                                                                       Six months ended
                                                                         June 30, 1998
                                                               -------------------------------------------
                                                               Average                            Average
                                                               Balance          Interest           Rate
                                                               -------          --------          --------
                                                                          (dollars in millions)
     ASSETS

Interest-earning assets (1):
  Securities and interest-bearing deposits in banks (2)        $ 1,016          $   32              6.18%
  Mortgage-backed securities available for sale                  5,716             178              6.25
  Mortgage-backed securities held to maturity                    1,236              47              7.67
  Loans held for sale, net                                       1,641              58              7.10
  Loans receivable, net                                         19,462             762              7.82
                                                               -------          ------              ----
        Total interest-earning assets                           29,071           1,077              7.41%
                                                                                ------              ----
Noninterest-earning assets                                       3,223
                                                               -------
        Total assets                                           $32,294
                                                               =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
   Deposits                                                    $16,206             355              4.42%
   Securities sold under agreements to repurchase                2,028              57              5.59
   Borrowings (3)                                               11,491             369              6.48
                                                               -------          ------              ----
        Total interest-bearing liabilities                      29,725             781              5.30%
                                                                                ------              ----

Noninterest-bearing liabilities                                  1,086
Minority interest                                                1,182
Stockholder's equity                                               301
                                                               -------
        Total liabilities, minority interest and
            stockholder's equity                               $32,294
                                                               =======
Net interest income                                                               $296
                                                                                  ====
Interest rate spread                                                                                2.11%
                                                                                                    ====
Net interest margin                                                                                 1.99%
                                                                                                    ====
Average equity to average assets                                                                    0.93%
                                                                                                    ====



                                                                         Six months ended
                                                                          June 30, 1997
                                                               ------------------------------------------
                                                               Average                            Average
                                                               Balance          Interest           Rate
                                                               -------          --------          -------
                                                                          (dollars in millions)
ASSETS
Interest-earning assets (1):
  Securities and interest-bearing deposits in banks (2)        $ 1,005           $  30              5.97%
  Mortgage-backed securities available for sale                  3,953             134              6.80
  Mortgage-backed securities held to maturity                    1,549              59              7.60
  Loans held for sale, net                                       1,066              37              7.05
  Loans receivable, net                                         19,997             780              7.80
                                                               -------           -----              ----
      Total interest-earning assets                             27,570           1,040              7.55%
                                                                                 -----              ----
Noninterest-earning assets                                       2,954
                                                               -------
      Total assets                                             $30,524
                                                               =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
  Deposits                                                     $16,845             375              4.49%
  Securities sold under agreements to repurchase                 2,548              73              5.68
  Borrowings (3)                                                 8,584             286              6.75
                                                               -------            ----              ----
      Total interest-bearing liabilities                        27,977             734              5.30%
                                                                                  ----              ----
Noninterest-bearing liabilities                                  1,210
Minority interest                                                1,168
Stockholder's equity                                               169
                                                               -------
      Total liabilities, minority interest
      and stockholder's equity                                 $30,524
                                                               =======
Net interest income                                                               $306
                                                                                  ====
Interest rate spread                                                                                2.25%
                                                                                                    ====
Net interest margin                                                                                 2.17%
                                                                                                    ====
Average equity to average assets                                                                    0.55%
                                                                                                    ====

----------------

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


                                                                     Six months ended June 30, 1998 vs. 1997
                                                                              Increase (Decrease) Due to
                                                                     -----------------------------------------
                                                                     Volume            Rate               Net
                                                                     ------            ----               ---
INTEREST INCOME:                                                                  (in millions)
  Securities and interest-bearing deposits in banks                   $ --            $  2               $  2
  Mortgage-backed securities available for sale                         54             (10)                44
  Mortgage-backed securities held to maturity                          (13)              1                (12)
  Loans held for sale, net                                              21              --                 21
  Loans receivable, net                                                (20)              2                (18)
                                                                      ----            ----               ----
     Total                                                              42              (5)                37
                                                                      ----            ----               ----

INTEREST EXPENSE:

  Deposits                                                             (14)             (6)               (20)
  Securities sold under agreements to repurchase                       (15)             (1)               (16)
  Borrowings                                                            94             (11)                83
                                                                      ----            ----               ----
     Total                                                              65             (18)                47
                                                                      ----            ----               ----
                 Change in net interest income                        $(23)           $ 13               $(10)
                                                                      ====            ====               ====


         The volume variances in total interest income and total interest expense for the six months ended June 30, 1998 compared to the corresponding period in 1997 are largely due to increased purchases of mortgage-backed securities funded with FHLB advances. The positive total rate variance of $13 million is primarily attributed to the lower cost of funds on deposits and lower interest rates paid on new borrowings, partially offset by the comparatively lower market rates on mortgage-backed securities purchased in 1998 and 1997, and prepayments of higher rate interest-earning assets.

         Interest Income. Total interest income was $1.1 billion for the six months ended June 30, 1998, an increase of $36.4 million from the six months ended June 30, 1997. Total interest-earning assets for the six months ended June 30, 1998 averaged $29.1 billion, compared to $27.6 billion for the corresponding period in 1997. The yield on total interest-earning assets during the six months ended June 30, 1998 decreased to 7.41% from 7.55% for the six months ended June 30, 1997, primarily due to the lower market rates on new mortgage-backed securities purchased in 1998 and 1997 and prepayments of higher rate interest-earning assets.

         Parent Holdings earned $761.3 million of interest income on loans receivable for the six months ended June 30, 1998, a decrease of $18.3 million from the six months ended June 30, 1997. The average balance of loans receivable was $19.5 billion for the six months ended June 30, 1998, compared to $20.0 billion for the same period in 1997. The weighted average rate on loans receivable increased to 7.82% for the six months ended June 30, 1998 from 7.80% for the six months ended June 30, 1997. The decline in the average volume is primarily due to an increase in prepayments.

         Parent Holdings earned $58.2 million of interest income on loans held for sale for the six months ended June 30, 1998, an increase of $20.6 million from the six months ended June 30, 1997. The average balance of loans held for sale was $1.6 billion for the six months ended June 30, 1998, an increase of $575 million from the comparable period in 1997, primarily due to increased originations and longer holding periods for jumbo loans during the six months ended June 30, 1998. The weighted average yield on loans held for sale increased to 7.10% for the six months ended June 30, 1998 from 7.05% for the six months ended June 30, 1997, primarily due to a higher percentage of comparatively higher fixed-rate held for sale portfolio in 1998 compared to 1997.

         Interest income on mortgage-backed securities available for sale was $178.5 million for the six months ended June 30, 1998, an increase of $44.1 million from the six months ended June 30, 1997. The average portfolio balances increased $1.8 billion, to $5.7 billion, during the six months ended June 30, 1998 compared to the same period in 1997. The weighted average yield on these assets decreased from 6.80% for the six months ended June 30, 1997 to 6.25% for the six months ended June 30, 1998. The increase in the volume and decrease in the weighted average yield is primarily due to purchases of $4.1 billion of mortgage-backed securities during the six months ended June 30, 1998 and $.9 billion during the last six months of 1997 at comparatively lower market rates, as well as prepayments of higher rate mortgage-backed securities since June 30, 1997.

         Interest income on mortgage-backed securities held to maturity was $47.4 million for the six months ended June 30, 1998, a decrease of $11.4 million from the six months ended June 30, 1997. The average portfolio balance decreased $313 million, to $1.2 billion, during the six months ended June 30, 1998, primarily attributed to an increase in principal payments.

         There was no material variance between the six months ended June 30, 1998 and the six months ended June 30, 1997 with respect to interest income from securities and interest-bearing deposits in banks.

         Interest Expense. Total interest expense was $781.4 million for the six months ended June 30, 1998, an increase of $46.5 million from the six months ended June 30, 1997. The increase is primarily the result of increased borrowings of FHLB advances and a slightly higher cost of funds, partially offset by a decline in the average balance of deposits resulting from net deposit run-off.

         Interest expense on customer deposits, including Brokered Deposits, was $355.2 million for the six months ended June 30, 1998, a decrease of $19.6 million from the six months ended June 30, 1997. The average balance of customer deposits outstanding decreased from $16.8 billion to $16.2 billion for the six months ended June 30, 1997 and 1998, respectively. The decrease in the average balance is primarily due to net deposit run-off, anticipated following the Cal Fed Acquisition. The overall weighted average cost of deposits was 4.42% for the six months ended June 30, 1998 and 4.49% for the six months ended June 30, 1997, primarily due to higher average balances of lower rate custodial transaction accounts in 1998.

         Interest expense on securities sold under agreements to repurchase totalled $57.0 million for the six months ended June 30, 1998, a decrease of $15.7 million from the six months ended June 30, 1997. The average balance of such borrowings for the six months ended June 30, 1998 and 1997 was $2.0 billion and $2.5 billion, respectively. The decrease in the average balance is primarily attributed to maturities refinanced with FHLB advances at more favorable rates. The weighted average interest rate on these instruments decreased to 5.59% during the six months ended June 30, 1998 from 5.68% for the six months ended June 30, 1997, primarily due to a decrease in rates on new borrowings compared to such borrowings during 1997.

         Interest expense on borrowings totalled $369.2 million for the six months ended June 30, 1998, an increase of $81.9 million from the six months ended June 30, 1997. The increase is primarily attributed to the increase in FHLB advances used to fund the purchases of mortgage-backed securities and replace reverse repurchase agreements which matured. The average balance outstanding for the six months ended June 30, 1998 and 1997 was $11.5 billion and $8.6 billion, respectively. The weighted average interest rate on these instruments decreased to 6.48% during the six months ended June 30, 1998 from 6.75% for the six months ended June 30, 1997, primarily due to the lower rates in effect as a result of the flatter yield curve at June 30, 1998 compared to June 30, 1997.

         Net Interest Income. Net interest income was $295.6 million for the six months ended June 30, 1998, a decrease of $10.2 million from the six months ended June 30, 1997. The interest rate spread decreased to 2.11% for the six months ended June 30, 1998 from 2.25% for the six months ended June 30, 1997, primarily as a result of prepayments of higher rate interest-earning assets being replaced with interest-earning assets having comparatively lower yields, reflecting the flattening of the yield curve during the second half of 1997 and year to date in 1998.

         Noninterest Income. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gains on sales of loans and dividends on FHLB stock, was $184.7 million for the six months ended June 30, 1998, an increase of $23.4 million from the six months ended June 30, 1997. Income for the six months ended June 30, 1998 reflects a $24.8 million increase in gain on sales of loans attributed to early payoffs of commercial loans with unamortized discounts and additional gains from residential loan sales during the six months ended June 30, 1998 compared to the same period in 1997.

         Loan servicing fees, net of amortization of mortgage servicing rights, were $71.4 million for the six months ended June 30, 1998, compared to $75.0 million for the six months ended June 30, 1997. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, decreased from $47.4 billion at June 30, 1997 to $46.8 billion at June 30, 1998. During the six months ended June 30, 1998, the Company sold $4.5 billion in single-family mortgage loans originated for sale as part of its ongoing mortgage banking operations compared to $3.0 billion of such sales for the corresponding period in 1997.

         Gain on sales of loans was $36.1 million for the six months ended June 30, 1998, compared to $11.4 million for the six months ended June 30, 1997. The increase in 1998 is primarily attributed to early payoffs of commercial loans with unamortized discounts and additional gains from residential loan sales.

         Dividends on FHLB stock were $14.6 million for the six months ended June 30, 1998, an increase of $2.6 million from the six months ended June 30, 1997, representing an increase in the amount of such stock owned by the Bank, primarily as a result of an increase in borrowings on FHLB advances.

         There were no material variances between the six months ended June 30, 1998 and the comparable period in 1997 with respect to customer banking fees, gain (loss) on sales of assets and other noninterest income.

         Noninterest Expense. Total noninterest expense was $302.7 million for the six months ended June 30, 1998, a decrease of $22.7 million from the six months ended June 30, 1997. The variance between the two periods is primarily attributed to 1997 transition expenses (primarily reflected in other noninterest expense) related to the Cal Fed Acquisition and a $19.0 million provision for unreimbursable costs related to the foreclosure of single-family loans serviced for others (reflected as loan expense and professional fees) also recorded during the six months ended June 30, 1997.

         Provision for Income Tax. During the six months ended June 30, 1998 and 1997, Parent Holdings recorded an income tax benefit of $223.8 million and income tax expense of $19.2 million, respectively. Based on resolutions of federal income tax audits and favorable future earnings expectations, management changed its judgment about the realizability of Parent Holdings' deferred tax asset and reduced its valuation allowance by $250 million in addition to the amount used to offset income during the period. For the six months ended June 30, 1998 and 1997, Parent Holdings' valuation allowance was reduced by $301.6 million and $35.2 million, respectively. Parent Holdings' effective Federal tax rate was (157)% and 2% during the six months ended June 30, 1998 and 1997, respectively, while its statutory Federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of the reduction in the deferred tax asset valuation allowance. Parent Holdings' effective state tax rate was 15% and 17% during the six months ended June 30, 1998 and 1997, respectively. It is expected that, beginning July 1, 1998, the Company's effective tax rate for future periods will be 42%.

         Minority Interest. Minority interest in income includes dividends on the Bank Preferred Stock, the FN Holdings Preferred Stock and the REIT Preferred Stock totaling $26.5 million, $.6 million and $22.8 million, respectively, during the six months ended June 30, 1998. Minority interest relative to the REIT Preferred Stock is reflected on the consolidated statements of income net of the income tax benefit of $2.9 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest in income also includes $72.5 million representing that portion of FN Holdings' income attributable to its class B common stock, which is owned by Hunter's Glen, and $.8 million representing that portion of Auto One's loss (from February 4, 1998 through June 30, 1998) attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

         During the six months ended June 30, 1997, minority interest in income includes dividends on the Bank Preferred Stock, the FN Holdings Preferred Stock and the REIT Preferred Stock of $26.3 million, $8.2 million and $19.1 million, respectively. Minority interest relative to the REIT Preferred Stock is reflected on the consolidated statements of income net of the income tax benefit of $2.4 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest in income also includes $11.7 million representing that portion of FN Holdings' income attributable to its class B common stock, which is owned by Hunter's Glen.

         Three Months Ended June 30, 1998 versus Three Months Ended June 30,
1997

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



                                                                           Three months ended
                                                                              June 30, 1998
                                                               ------------------------------------------
                                                               Average                        Average
                                                               Balance          Interest       Rate
                                                               --------         --------      -------
                                                                          (dollars in millions)
ASSETS
Interest-earning assets (1):
  Securities and interest-bearing deposits in banks (2)        $ 1,079            $ 16         6.09%
  Mortgage-backed securities available for sale                  6,343              97         6.12
  Mortgage-backed securities held to maturity                    1,179              22         7.65
  Loans held for sale, net                                       1,848              31         6.69
  Loans receivable, net                                         19,131             377         7.87
                                                               -------            ----         ----
         Total interest-earning assets                          29,580             543         7.35%
                                                                                  ----         ----
Noninterest-earning assets                                       3,757
                                                               -------
         Total assets                                          $33,337
                                                               =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
  Deposits                                                     $16,277             177         4.36%
  Securities sold under agreements to repurchase                 2,192              30         5.51
  Borrowings (3)                                                11,867             191         6.46
                                                               -------            ----         ----
         Total interest-bearing liabilities                     30,336             398         5.27%
                                                                                  ----         ----
Noninterest-bearing liabilities                                  1,464
Minority interest                                                1,188
Stockholder's equity                                               349
                                                               -------
         Total liabilities, minority interest and
         stockholder's equity                                  $33,337
                                                               =======
Net interest income                                                               $145
                                                                                  ====
Interest rate spread                                                                           2.08%
                                                                                               ====
Net interest margin                                                                            1.95%
                                                                                               ====
Average equity to average assets                                                               1.05%
                                                                                               ====




                                                                           Three months ended
                                                                              June 30, 1997
                                                               ------------------------------------------
                                                               Average                        Average
                                                               Balance          Interest       Rate
                                                               --------         --------      -------
                                                                          (dollars in millions)
ASSETS

Interest-earning assets (1):
  Securities and interest-bearing deposits in banks (2)        $ 1,060            $ 17         6.45%
  Mortgage-backed securities available for sale                  4,354              73         6.74
  Mortgage-backed securities held to maturity                    1,522              29         7.60
  Loans held for sale, net                                       1,138              20         7.16
  Loans receivable, net                                         19,940             389         7.80
                                                               -------            ----         ----
                  Total interest-earning assets                 28,014             528         7.54%
                                                                                  ----         ----
Noninterest-earning assets                                       2,799
                                                               -------
                  Total assets                                 $30,813
                                                               =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
  Deposits                                                     $16,845             188         4.47%
  Securities sold under agreements to repurchase                 2,638              38         5.76
  Borrowings (3)                                                 8,920             150         6.76
                                                               -------            ----         ----
                   Total interest-bearing liabilities           28,403             376         5.32%
                                                                                  ----         ----

Noninterest-bearing liabilities                                  1,005
Minority interest                                                1,238
Stockholder's equity                                               167
                                                               -------
                   Total liabilities, minority interest
                   and stockholder's equity                    $30,813
                                                               =======

Net interest income                                                               $152
                                                                                  ====
Interest rate spread                                                                           2.22%
                                                                                               ====
Net interest margin                                                                            2.15%
                                                                                               ====
Average equity to average assets                                                               0.54%
                                                                                               ====

-------------------
(1) Non-performing assets are included in the average balances for the periods indicated.
(2) The information presented includes securities held to maturity, securities available for sale and interest-bearing deposits in other banks.
(3) Interest and average rate include the impact of interest rate swaps.

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



                                                                     Three months ended June 30, 1998 vs. 1997
                                                                               Increase (Decrease) Due to
                                                                     --------------------------------------------
                                                                      Volume               Rate              Net
                                                                      -------              -----             ---
                                                                                       (in millions)
INTEREST INCOME:

  Securities and interest-bearing deposits in banks                     $ --            $ (1)             $ (1)
  Mortgage-backed securities available for sale                           30              (6)               24
  Mortgage-backed securities held to maturity                             (8)              1                (7)
  Loans held for sale, net                                                12              (1)               11
  Loans receivable, net                                                  (16)              4               (12)
                                                                        ----            ----              ----
       Total                                                              18              (3)               15
                                                                        ----            ----              ----

INTEREST EXPENSE:

  Deposits                                                                (6)             (5)              (11)
  Securities sold under agreements to repurchase                          (7)             (1)               (8)
  Borrowings                                                              48              (7)               41
                                                                        ----            ----              ----
       Total                                                              35             (13)               22
                                                                        ----            ----              ----
           Change in net interest income                                $(17)            $10              $ (7)
                                                                        ====            ====              ====



         The volume variances in total interest income and total interest expense for the three months ended June 30, 1998 compared to the corresponding period in 1997 are largely due to increased purchases of mortgage-backed securities funded with FHLB advances. The positive total rate variance of $10 million is primarily attributed to lower rates on FHLB advances and a lower cost of funds on deposits, partially offset by the comparatively lower market rates on mortgage-backed securities purchased in 1998 and 1997 and prepayments of higher rate interest-earning assets.

         Interest Income. Total interest income was $543.5 million for the three months ended June 30, 1998, an increase of $15.7 million from the three months ended June 30, 1997. Total interest-earning assets for the three months ended June 30, 1998 averaged $29.6 billion, compared to $28.0 billion for the corresponding period in 1997. The yield on total interest-earning assets during the three months ended June 30, 1998 decreased to 7.35% compared to 7.54% for the three months ended June 30, 1997, primarily due to lower market rates on new mortgage-backed securities purchased in 1998 and 1997 and prepayments of higher rate interest-earning assets.

         Parent Holdings earned $376.6 million of interest income on loans receivable for the three months ended June 30, 1998, a decrease of $12.4 million from the three months ended June 30, 1997. The average balance of loans receivable decreased to $19.1 billion during the three months ended June 30, 1998 from $19.9 billion for the three months ended June 30, 1997, primarily due to increased prepayments. The weighted average yield on loans receivable increased to 7.87% for the three months ended June 30, 1998 from 7.80% for the same period in 1997, partially due to the higher rate loans originated through Auto One.

         Parent Holdings earned $30.9 million of interest income on loans held for sale for the three months ended June 30, 1998, an increase of $10.5 million from the three months ended June 30, 1997. The average balance of loans held for sale was $1.8 billion for the three months ended June 30, 1998, an increase of $710 million from the same period in 1997, primarily due to increased originations and longer holding periods for jumbo loans during the three months ended June 30, 1998. The weighted average yield on loans held for sale decreased to 6.69% for the three months ended June 30, 1998 from 7.16% during the three months ended June 30, 1997, primarily due to generally lower market interest rates during the second quarter of 1998.

         Interest income on mortgage-backed securities available for sale was $97.0 million for the three months ended June 30, 1998, an increase of $23.6 million from the three months ended June 30, 1997. The average portfolio balance increased $2.0 billion, to $6.3 billion, during the three months ended June 30, 1998 compared to the same period in 1997. The weighted average yield on these assets decreased from 6.74% for the three months ended June 30, 1997 to 6.12% for the three months ended June 30, 1998. The increase in the volume and decrease in the weighted average yield is primarily due to purchases of $3.1 billion in lower rate mortgage-backed securities during the three months ended June 30, 1998 and $.9 billion during the last six months of 1997, as well as prepayments of higher rate mortgage-backed securities since June 30, 1997.

         There were no material variances between the three months ended June 30, 1998 and the three months ended June 30, 1997 with respect to interest income from mortgage-backed securities held to maturity and securities and interest-bearing deposits in banks.

         Interest Expense. Total interest expense was $398.5 million for the three months ended June 30, 1998, an increase of $23.1 million from the three months ended June 30, 1997. The increase is primarily the result of increased borrowings of FHLB advances, partially offset by a decline in the average balance of deposits resulting from net deposit run-off.

         Interest expense on customer deposits, including Brokered Deposits, was $177.0 million for the three months ended June 30, 1998, a decrease of $10.7 million from the three months ended June 30, 1997. The average balance of customer deposits outstanding decreased from $16.8 billion to $16.3 billion for the three months ended June 30, 1997 and 1998, respectively. The decrease in the average balance is primarily due to net deposit run-off, anticipated following the Cal Fed Acquisition. The overall weighted average cost of deposits decreased to 4.36% for the three months ended June 30, 1998 from 4.47% for the three months ended June 30, 1997, primarily due to higher average balances of lower rate custodial transaction accounts.

         Interest expense on securities sold under agreements to repurchase totalled $30.5 million for the three months ended June 30, 1998, a decrease of $7.9 million from the three months ended June 30, 1997. The average balance of such borrowings for the three months ended June 30, 1998 and 1997 was $2.2 billion and $2.6 billion, respectively. The decrease in the average balance is attributed to maturities that were refinanced with FHLB advances at more favorable rates. The weighted average interest rate on these instruments decreased to 5.51% during the three months ended June 30, 1998 from 5.76% for the three months ended June 30, 1997, primarily due to a decrease in rates on new borrowings compared to such borrowings during 1997.

         Interest expense on borrowings totalled $191.0 million for the three months ended June 30, 1998, an increase of $41.7 million from the three months ended June 30, 1997. The increase is attributed to additional FHLB advances used to fund the purchases of mortgage-backed securities and replace reverse repurchase agreements which matured. The average balance outstanding for the three months ended June 30, 1998 and 1997 was $11.9 billion and $8.9 billion, respectively. The weighted average interest rate on these instruments decreased to 6.46% during the three months ended June 30, 1998 from 6.76% for the three months ended June 30, 1997, primarily due to the lower rates in effect as a result of the flatter yield curve at June 30, 1998 compared to June 30, 1997.

         Net Interest Income. Net interest income was $145.0 million for the three months ended June 30, 1998, a decrease of $7.4 million from the three months ended June 30, 1997. The interest rate spread decreased to 2.08% for the three months ended June 30, 1998 from 2.22% for the three months ended June 30, 1997, primarily as a result of prepayments of higher rate interest-earning assets being replaced with interest-earning assets having comparatively lower yields, reflecting the flattening of the yield curve during the second half of 1997 and year to date in 1998.

         Noninterest Income. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gains on sales of loans and dividends on FHLB stock, was $95.0 million for the three months ended June 30, 1998, an increase of $12.5 million from the three months ended June 30, 1997. Income for the three months ended June 30, 1998 includes a $13.1 million increase in gain on sales of loans, primarily attributed to early payoffs of commercial loans with unamortized discounts and additional gains from residential loan sales during the second quarter of 1998.

         Loan servicing fees, net of amortization of mortgage servicing rights, were $34.4 million for the three months ended June 30, 1998, compared to $35.3 million for the three months ended June 30, 1997. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, decreased from $47.4 billion at June 30, 1997 to $46.8 billion at June 30, 1998. During the three months ended June 30, 1998, the Company sold $2.7 billion in single-family mortgage loans originated for sale as part of its ongoing mortgage banking operations compared to $1.8 billion of such sales for the corresponding period in 1997.

         Gain on sales of loans was $21.6 million for the three months ended June 30, 1998, compared to $8.5 million for the three months ended June 30, 1997. The increase is primarily attributed to early payoffs of commercial loans with unamortized discounts and additional gains from residential loan sales during the second quarter of 1998.

         Dividends on FHLB stock were $7.6 million for the three months ended June 30, 1998, an increase of $1.5 million from the three months ended June 30, 1997, representing an increase in the volume of such stock owned by the Company, primarily as a result of an increase in borrowings on FHLB advances.

         There were no material variances between the three months ended June 30, 1998 and the comparable period in 1997 with respect to customer banking fees, gain (loss) on sales of assets and other noninterest income.

         Noninterest Expense. Total noninterest expense was $157.5 million for the three months ended June 30, 1998, a decrease of $14.2 million from the three months ended June 30, 1997. The variance between the two periods is primarily attributed to a $19.0 million provision for unreimbursable costs related to the foreclosure of single-family loans serviced for others, which is reflected in loan expense and professional fees, recorded during the second quarter of 1997.

         Provision for Income Tax. During the three months ended June 30, 1998 and 1997, Parent Holdings recorded income tax benefit of $237.7 million and income tax expense of $9.0 million, respectively. Based on resolutions of federal income tax audits and favorable future earnings expectations, management changed its judgment about the realizability of Parent Holdings' deferred tax asset and reduced its valuation allowance by $250 million in addition to the amount used to offset income during the period. For the quarter ended June 30, 1998 and 1997, Parent Holdings' valuation allowance was reduced by $273.8 million and $14.5 million, respectively. Parent Holdings' effective Federal tax rates were (214)% and 2% during the three months ended June 30, 1998 and 1997, respectively, while its statutory Federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of the reductions in the deferred tax asset valuation allowance. Parent Holdings' effective state tax rate was 15% and 17% during the three months ended June 30, 1998 and 1997, respectively. It is expected that, beginning July 1, 1998, the Company's effective tax rate for future periods will be 42%.

         Minority Interest. Minority interest in income includes dividends on the Bank Preferred Stock and the REIT Preferred Stock totaling $13.2 million and $11.4 million, respectively, during the three months ended June 30, 1998. Minority interest relative to the REIT Preferred Stock is reflected on the consolidated statements of income net of the income tax benefit of $1.5 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest in income also includes $60.3 million representing that portion of FN Holdings' income attributable to its class B common stock, which is owned by Hunter's Glen, and $.5 million representing that portion of Auto One's loss (from February 4, 1998 through June 30, 1998) attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

         During the three months ended June 30, 1997, minority interest in income includes dividends on the Bank Preferred Stock, the FN Holdings Preferred Stock and the REIT Preferred Stock of $13.2 million, $3.7 million and $11.4 million, respectively. Minority interest relative to the REIT Preferred Stock is reflected on the consolidated statements of income net of the income tax benefit of $1.5 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest in income also includes $4.3 million representing that portion of FN Holdings' income attributable to its class B common stock, which is owned by Hunter's Glen.

PROVISION FOR LOAN LOSSES

         The adequacy of the allowance for loan losses is periodically evaluated by management in order to maintain the allowance at a level that is sufficient to absorb expected loan losses. The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The Company established provisions for loan losses of $20.0 million and $39.9 million during the six months ended June 30, 1998 and 1997, respectively. The decrease in the provision for loan losses during the six months ended June 30, 1998 compared to the same period in 1997 is the result of management's evaluation of the adequacy of the allowance based on, among other things, past loan loss experience and known and inherent risks in the portfolio, evidenced in part by the continued decline in the Company's level of non-performing assets. In addition, management's periodic evaluation of the adequacy of the allowance for loan losses considers potential adverse situations that may affect the borrower's ability to repay, the estimated value of underlying collateral, and current and prospective economic conditions. The allowance for loan losses is increased by provisions for loan losses and allowances on acquired loans, while it is decreased by charge-offs (net of recoveries).

         Activity in the allowance for loan losses during the six months ended June 30, 1998 and 1997 is as follows (in thousands):

                                                   1998                1997
                                                   ----                ----

Balance - January 1                              $418,674           $246,556
  Purchase - Cal Fed Acquisition                       --            143,820
  Provision for loan losses                        20,000             39,900
  Charge-offs                                     (19,685)           (32,243)
  Recoveries                                        1,676              2,468
                                                 --------           --------
Balance - June 30                                $420,665           $400,501
                                                 ========           ========

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

         Parent Holdings, through the Bank, actively pursues investment and funding strategies intended to minimize the sensitivity of its earnings to interest rate fluctuations while maintaining the flexibility required to execute its business strategies. The Company measures the interest rate sensitivity of the balance sheet through gap and duration analysis, as well as net interest income and market value simulation, and, after taking into consideration both the variability of rates and the maturities of various instruments, evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-earning assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, the Company has continued its emphasis on the origination of adjustable rate mortgage ("ARM") products for its portfolio. Where possible, the Company seeks to purchase assets or originate real estate loans that reprice frequently and that on the whole adjust in accordance with the repricing of its liabilities. At June 30, 1998, approximately 91% of the Company's real estate loan portfolio consisted of ARMs.

         ARMs have from time to time been offered with low initial interest rates as marketing inducements. In addition, most ARMs are also subject to periodic interest rate adjustment caps or floors. In a period of rising interest rates, ARMs could reach a periodic adjustment cap while still at a rate significantly below their contractual margin over existing market rates. Since repricing liabilities are typically not subject to such interest rate adjustment constraints, the Company's net interest margin would most likely be negatively impacted in this situation. Certain ARMs currently offered by the Company have a fixed monthly payment for a given period, with any changes as a result of market interest rates reflected in the unpaid principal balance through negative amortization.

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

         The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates), as of June 30, 1998. Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations such as caps on the amount that interest rates and payments on its loans may adjust and, accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the Company's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at June 30, 1998 is as follows:


                                                                       Maturity/Rate Sensitivity
                                                      ----------------------------------------------------
                                                       Within      1-5      Over 5   Noninterest
                                                       1 Year      Years    Years    Bearing         Total
                                                      ---------   -------   -------  -----------   -------
                                                                             (dollars in millions)
INTEREST-EARNING ASSETS:

Securities held to maturity, interest-bearing
   deposits in other banks and short-term
   investment securities(1)(2)                      $    96      $   --     $  --     $   --       $    96
Securities available for sale (3)                       783          --        --         --           783
Mortgage-backed securities
   available for sale (3)                             8,037          --        --         --         8,037
Mortgage-backed securities
   held to maturity (1)(4)                            1,135           2        --         --         1,137
Loans held for sale, net (3)(5)                       1,707          --        --         --         1,707
Loans receivable, net (1)(6)                         14,891       3,263       757         --        18,911
Investment in FHLB                                      540          --        --         --           540
                                                    -------      ------     -----     ------       -------
         Total interest-earning assets               27,189       3,265       757         --        31,211
Noninterest-earning assets                               --          --        --      2,839         2,839
                                                    -------      ------     -----     ------       -------
                                                    $27,189      $3,265     $ 757     $2,839       $34,050
                                                    =======      ======     =====     ======       =======

INTEREST-BEARING LIABILITIES:

Deposits (7)                                        $14,395      $1,641     $   8     $   --       $16,044
Securities sold under agreements to
   repurchase (1)                                     2,862          --        --         --         2,862
FHLB advances (1)                                     4,208       6,784         2         --        10,994
Other borrowings (1)                                    238         814       693         --         1,745
                                                    -------      ------     -----     ------       -------
         Total interest-bearing liabilities          21,703       9,239       703         --        31,645
Noninterest-bearing liabilities                          --          --        --        730           730
Minority interest                                        --          --        --      1,214         1,214
Stockholder's equity                                     --          --        --        461           461
                                                    -------      ------     -----     ------       -------
                                                    $21,703      $9,239     $ 703     $2,405       $34,050
                                                    =======      ======     =====     ======       =======

Gap                                                  $5,486     $(5,974)    $  54                    $(434)
                                                     ======     =======     =====                    =====
Cumulative gap                                       $5,486       $(488)    $(434)                   $(434)
                                                     ======       =====     =====                    =====
Gap as a percentage of total assets                    16.1%      (17.6)%     0.2%                    (1.3)%
                                                       ====       =====       ===                     ====
Cumulative gap as a percentage of total assets         16.1%       (1.5)%    (1.3)%                   (1.3)%
                                                       ====        ====      ====                     ====



-------------------
(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of June 30, 1998. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from the Company's prepayment estimates.
(2) Consists of $59 million of securities held to maturity, $2 million of interest-bearing deposits in other banks and $35 million of short-term investment securities.
(3) As loans held for sale and securities and mortgage-backed securities available for sale may be sold within one year, they are considered to be maturing within one year.
(4) Excludes underlying non-performing loans of $6 million.
(5) Excludes non-performing loans of $18 million.
(6) Excludes allowance for loan losses of $421 million and non-performing loans of $136 million.
(7) Fixed rate deposits and deposits with a fixed pricing interval are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

         At June 30, 1998, interest-bearing liabilities of the Company exceeded interest-earning assets by approximately $434 million. At December 31, 1997, interest-bearing liabilities of the Company exceeded interest-earning assets by approximately $309 million.

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

LIQUIDITY

         The standard measure of liquidity in the savings industry is the ratio of cash and short-term U. S. government securities and other specified securities to deposits and borrowings due within one year. Effective November 24, 1997, the OTS established a minimum liquidity requirement for the Bank of 4.00%, a reduction from 5.00%, which had been in effect prior to that date in 1997. California Federal has been in compliance with the liquidity regulations during 1998 and 1997.

         A major source of the Company's funding is expected to be the Bank's retail deposit branch network, which management believes will be sufficient to meet its long-term liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans and mortgage-backed securities, while additional funds can be obtained from a variety of other sources including Brokered Deposits, loan sales, securities sold under agreements to repurchase, FHLB advances, and other secured and unsecured borrowings. It is anticipated that FHLB advances and securities sold under agreements to repurchase will continue to be important sources of funding, and management expects there to be adequate collateral for such funding requirements.

         The Company's primary uses of funds are the origination or purchase of loans, the purchase of mortgage-backed securities, the funding of maturing certificates of deposit, demand deposit withdrawals, the repayment of borrowings, and the payment of dividends with respect to the REIT Preferred Stock and the Bank Preferred Stock. Certificates of deposit scheduled to mature during the twelve months ending June 30, 1999 aggregate $8.3 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at June 30, 1998, Parent Holdings had securities sold under agreements to repurchase, FHLB advances and other borrowings aggregating $7.3 billion maturing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances or other borrowings at prevailing rates.

         Parent Holdings' primary source of cash to pay the interest on and principal of its long-term debt is expected to be distributions from FN Holdings. The annual interest on the Company's long-term debt is $56.9 million. Although Parent Holdings expects that distributions from FN Holdings will be sufficient to pay interest when due and the principal amount of its long-term debt at maturity, there can be no assurance that earnings from the Bank will be sufficient to make such distributions to FN Holdings, or that FN Holdings will make distributions to Parent Holdings in amounts sufficient to enable Parent Holdings to pay interest on its long-term debt. In addition, there can be no assurance that such distributions will be permitted by the terms of any debt instruments of Parent Holdings' subsidiaries then in effect, including FN Holdings' long-term debt, by the terms of any class of preferred stock issued by the Bank or its subsidiaries, including the REIT Preferred Stock and the Bank Preferred Stock, or under applicable federal thrift laws.

         FN Holdings' primary source of cash to pay the interest on and principal of its long-term debt is expected to be distributions from the Bank. The annual interest on the FN Holdings Notes is $98.4 million. Interest on the GS Escrow Notes, to be assumed by a subsidiary of FN Holdings in the GS Escrow Merger, will approximate $140.9 million per year. Although FN Holdings expects that distributions from the Bank will be sufficient to pay interest when due and the principal amount of its long-term debt at maturity, there can be no assurance that earnings from the Bank will be sufficient to make such distributions to FN Holdings. In addition, there can be no assurance that such distributions will be permitted by the terms of any debt instruments of FN Holdings' subsidiaries then in effect, by the terms of any class of preferred stock issued by the Bank, including the REIT Preferred Stock and the Bank Preferred Stock, or under applicable federal thrift laws.

         The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. In addition to cash and cash equivalents of $383.4 million at June 30, 1998, the Company has substantial additional borrowing capacity with the FHLB and other sources.

         As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds during the six months ended June 30, 1998 were net loan repayments of $725.3 million, proceeds from sales of loans of $4.5 billion, $11.8 billion in additional borrowings, a $1.0 billion net increase in securities sold under agreements to repurchase and $1.9 billion in proceeds from principal payments and maturities of securities and mortgage-backed securities available for sale and held to maturity. The primary uses of funds were $10.3 billion in principal payments on borrowings, $4.6 billion in purchases of securities and mortgage-backed securities available for sale, $4.8 billion in originations of loans, $157.9 million from a net decrease in deposits and $53.9 million in net dividend payments to minority shareholders.

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

         At June 30, 1998, the carrying value of loans that were considered to be impaired totalled $97.2 million (of which $20.3 million were on non-performing status). The average recorded investment in impaired loans during the six months ended June 30, 1998 was approximately $98.7 million. For the six months ended June 30, 1998, Parent Holdings recognized interest income on those impaired loans of $4.4 million, which included $.7 million of interest income recognized using the cash basis method of income recognition.

         The following table presents the amounts, net of specific allowances for loan losses and purchase accounting adjustments, of the Company's non-performing loans, foreclosed real estate, repossessed assets, troubled debt restructurings and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification.



                                                                           June 30, 1998
                                                      ----------------------------------------------------
                                                       Non-performing       Impaired         Restructured
                                                      ----------------     ------------     --------------
                                                                         (in millions)
Real Estate:
  1-4 unit residential                                      $133               $--                 $ 2
  5+ unit residential                                         10                40                  21
  Commercial and other                                        10                56                  21
  Land                                                        --                --                  --
  Construction                                                 1                 1                  --
                                                            ----               ---                 ---
     Total real estate                                       154                97                  44
Non-real estate                                                6                --                  --
                                                            ----               ---                 ---
     Total loans, net                                        160               $97(b)              $44(c)
                                                                               ===                 ===
Foreclosed real estate, net                                   65
Repossessed assets                                             2
                                                            ----
     Total non-performing assets                            $227(a)
                                                            ====

                                                                         December 31, 1997
                                                      ----------------------------------------------------
                                                       Non-performing       Impaired         Restructured
                                                      ----------------     ------------     --------------
                                                                         (in millions)
Real Estate:
  1-4 unit residential                                      $165              $ --                 $ 2
  5+ unit residential                                         12                43                  43
  Commercial and other                                         6                67                  26
  Land                                                        --                --                  --
  Construction                                                 2                --                  --
                                                            ----              ----                 ---
     Total real estate                                       185               110                  71
Non-real estate                                                7                --                  --
                                                            ----              ----                 ---
     Total loans                                             192              $110(b)              $71(c)
                                                                              ====                 ===
Foreclosed real estate, net                                   77
Repossessed assets                                             3
                                                            ----
     Total non-performing assets                            $272(a)
                                                            ====

-------------------
(a) Includes loans securitized with recourse on non-performing status of $5.7 million and $5.2 million at June 30, 1998 and December 31, 1997, respectively, and loans held for sale on non-performing status of $18.4 million and $1.2 million at June 30, 1998 and December 31, 1997.
(b) Includes $20.3 million and $18.6 million of loans on non-performing status at June 30, 1998 and December 31, 1997, respectively. Also includes $19.2 million and $17.5 million of loans classified as troubled debt restructurings at June 30, 1998 and December 31, 1997, respectively.
(c) Includes non-performing loans of $1.1 million and $2.1 million at June 30, 1998 and December 31, 1997, respectively. At June 30, 1998 and December 31, 1997, $.3 million and $1.7 million, respectively, of these non-performing troubled debt restructurings were also considered impaired.

         There were no accruing loans contractually past due 90 days or more at June 30, 1998 or December 31, 1997.

         Parent Holdings' non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $227 million at June 30, 1998, from $272 million at December 31, 1997. Non-performing assets as a percentage of the Bank's total assets decreased to .67% at June 30, 1998, from .87% at December 31, 1997.

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

         The following table presents non-performing real estate assets by geographic region of the country as of June 30, 1998:



                                                                                 Total
                                     Non-performing        Foreclosed       Non-performing
                                       Real Estate        Real Estate,        Real Estate      Geographic
                                     Loans, Net (2)          Net (2)            Assets        Concentration
                                     --------------         --------            ------        -------------
                                                        (dollars in millions)
     Region:
         California                        $ 89                $39               $128              58.52%
         Northeast (1)                       28                 12                 40              18.16
         Other regions                       37                 14                 51              23.32
                                           ----                ---               ----             ------
              Total                        $154                $65               $219             100.00%
                                           ====                ===               ====             ======

--------------------
(1) Includes Connecticut, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Delaware.
(2) Net of purchase accounting adjustments and specific allowances for losses.

         At June 30, 1998, the Company's largest non-performing asset was approximately $4.6 million, and it had three non-performing assets over $2 million in size with balances averaging approximately $4.0 million. The Company has 1,358 non-performing assets below $2 million in size, including 1,266 non-performing 1-4 unit residential assets.

         A summary of the activity in the allowance for loan losses by loan type is as follows for the six months ended June 30, 1998:


                                                                     5+ Unit
                                                                   Residential
                                                 1-4 Unit         and Commercial        Consumer
                                                Residential         Real Estate         and Other       Total
                                                -----------       --------------        ---------       -----
                                                                   (dollars in millions)
Balance - December 31, 1997                          $202                $198             $19           $419
         Provision for loan losses                     12                   5               3             20
         Charge-offs                                  (13)                 (3)             (4)           (20)
         Recoveries                                     1                  --               1              2
                                                     ----                ----             ---           ----
Balance - June 30, 1998                              $202                $200             $19           $421
                                                     ====                ====             ===           ====


         The ratio of allowance for loan losses to non-performing loans at June 30, 1998 and December 31, 1997 was 262.0% and 217.8%, respectively.

MORTGAGE BANKING OPERATIONS

         Since 1994, the Company, through the Bank's wholly owned mortgage bank subsidiary, First Nationwide Mortgage Corporation ("FNMC"), has significantly expanded its mortgage banking operations. During May 1997 and January 1998, FNMC acquired mortgage servicing assets of $3.2 billion and $3.6 billion, respectively, as a result of four bulk servicing acquisitions. The balance in the servicing portfolio has remained relatively flat as a result of the net effect of a 1997 servicing sale of loans with an unpaid principal balance of $2.3 billion and the higher prepayments on the underlying loans serviced, offset by the bulk purchases in 1997 and 1998, the acquisition of additional 1-4 unit residential loan servicing portfolios in the Cal Fed Acquisition and the originated servicing. The 1-4 unit residential loans serviced for others totalled $46.8 billion at June 30, 1998, a decrease of $.7 billion and $.6 billion from December 31, 1997 and June 30, 1997, respectively. During the six months ended June 30, 1998, the Company, through FNMC, originated $4.8 billion and sold (generally with servicing retained) $4.5 billion of 1-4 unit residential loans. Gross revenues from mortgage loan servicing activities for the six months ended June 30, 1998 totalled $118.8 million, a decrease of $3.6 million from the six months ended June 30, 1997.

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

         At June 30, 1998, the Company, through FNMC, was a party to several interest rate floor contracts maturing from October 2001 through January 2003. The Company paid counterparties a premium in exchange for cash payments in the event that the 10-year Constant Maturity Treasury rate falls below negotiated strike prices. At June 30, 1998, the notional amount of the interest rate floors was $1.4 billion and the strike prices were between 5.5% and 6.5%. In addition, the Company, through FNMC, was a party to swap agreements related to principal-only mortgage-backed securities and prepayment-linked swap agreements with a remaining notional amount of $107.4 million and $1.2 billion, respectively. The estimated market values of interest rate floor contracts and swaps designated as hedges against MSRs at June 30, 1998 were $28.6 million and $21.3 million, respectively.

     The following is a summary of activity in MSRs and the MSR Hedge for the six months ended June 30, 1998 (in thousands):


                                                                                                         Total MSR
                                                                           MSRs         MSR Hedge         Balance
                                                                         ---------     ----------        ----------
Balance at December 31, 1997                                              $531,269        $ 5,434          $536,703
         Additions - bulk purchases                                         57,136             --            57,136
         Originated servicing                                              102,029             --           102,029
         Additions - other                                                  21,087             --            21,087
         Additions to MSR Hedge                                                 --         13,478            13,478
         Payments received under interest rate floor contracts                  --         (6,338)           (6,338)
         Net payments made under principal-only swap agreements                 --            381               381
         Net payments made under futures contracts                              --          1,654             1,654
         Amortization                                                      (54,213)        (2,861)          (57,074)
                                                                          --------        -------          --------
Balance at June 30, 1998                                                  $657,308        $11,748          $669,056
                                                                          ========        =======          ========

         Capitalized mortgage servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income. SFAS No. 125 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. At June 30, 1998 and December 31, 1997, no allowance for impairment of the mortgage servicing rights was necessary.

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

         At June 30, 1998, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 5.46%, 5.46% and 12.15%, respectively. The following is a reconciliation of the Bank's stockholders' equity to regulatory capital as of June 30, 1998:


                                                                          Tangible          Core         Risk-based
                                                                           Capital         Capital         Capital
                                                                        ----------       ---------       ----------
                                                                                    (dollars in millions)
      Stockholders' equity of the Bank at June 30, 1998                    $ 2,565        $  2,565         $  2,565
      Minority interest - REIT Preferred Stock                                 500             500              500
      Unrealized holding gain on securities available for
           sale, net                                                           (28)            (28)             (28)
      Non-qualifying MSRs                                                      (67)            (67)             (67)
      Non-allowable capital:
           REIT Preferred Stock in excess of 25% of
                        Tier 1 capital                                         (53)            (53)             (53)
           Intangible assets                                                  (656)           (656)            (656)
           Goodwill Litigation Asset                                          (100)           (100)            (100)
           Investment in subsidiaries                                          (54)            (54)             (54)
           Excess deferred tax asset                                          (319)           (319)            (319)
      Supplemental capital:
           Qualifying subordinated debt debentures                              --              --               94
           General loan loss allowance                                          --              --              218
      Assets required to be deducted:
           Low level recourse deduction                                         --              --               (2)
           Land loans with more than 80% LTV ratio                              --              --               (3)
                                                                           -------        --------         --------
      Regulatory capital of the Bank                                         1,788           1,788            2,095
      Minimum regulatory capital requirement                                   492           1,311            1,380
                                                                           -------        --------         --------
      Excess above minimum capital requirement                             $ 1,296        $    477         $    715
                                                                           =======        ========         ========

      Regulatory capital of the Bank                                          5.46%           5.46%           12.15%
      Minimum regulatory capital requirement                                  1.50            4.00             8.00
                                                                              ----            ----            -----
      Excess above minimum capital requirement                                3.96%           1.46%            4.15%
                                                                              ====            ====             ====


         The amount of adjusted total assets used for the tangible and core capital ratios is $32.8 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $17.2 billion.

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

         To be considered "well capitalized," a savings association must generally have a leverage capital ratio of at least 5.00%, a Tier 1 (core capital) risk-based capital ratio of at least 6.00%, and a total risk-based capital ratio of at least 10.00%. An association is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2.00% or less. At June 30, 1998, California Federal's capital levels were sufficient for it to be considered "well capitalized:"

                                                           Risk-based
                                       Leverage      -----------------------
                                       Capital       Tier 1       Total Capital
                                       -------       ------       -------------
Regulatory capital of the Bank           5.46%        10.37%           12.15%
"Well capitalized" ratio                 5.00          6.00            10.00
                                         ----         -----            -----
Excess above "well capitalized" ratio    0.46%         4.37%            2.15%
                                         ====         =====            =====

         OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At June 30, 1998, $319 million of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, such amount has been excluded from the Bank's regulatory capital at June 30, 1998.

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

         On October 30, 1996, Old California Federal filed a motion for partial summary judgment as to the Federal government's liability to the Bank for breach of contract, which was opposed by the Federal government. In addition, the government filed a cross-motion for partial summary judgment as to certain liability issues. A hearing on the motions for partial summary judgment on liability was held on August 7, 1997. On December 22, 1997, a U.S. Claims Court Judge ruled in favor of this motion to establish the government's liability, and a formal order in that regard was subsequently issued on July 16, 1998. The trial of the damages phase of the Bank's case has been scheduled to begin in December 1998.

         In connection with the Cal Fed Acquisition, the Company recorded as an asset part of the estimated after-tax cash recovery from the California Federal Litigation that will inure to the Company, net of amounts payable to holders of the Litigation Interests and the Secondary Litigation Interests in any such recovery (the "Goodwill Litigation Asset"). The Goodwill Litigation Asset was recorded at its estimated fair value of $100 million, net of estimated tax liabilities, as of January 3, 1997, and is included in the consolidated balance sheets as of June 30, 1998 and December 31, 1997.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

        3.1 Third Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 4026)).

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






August 13, 1998